Form 10-Q
period 1998-03-31
DA CONSULTING GROUP INC
filed 1998-06-04
CIK 1051209

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THESECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO

                        COMMISSION FILE NUMBER: 0-24055

                           DA CONSULTING GROUP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                TEXAS                                  76-0418488
   (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

                       5847 SAN FELIPE ROAD, SUITE 3700
                             HOUSTON, TEXAS 77057
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

     (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE): (713) 361-3000

                    (FORMER NAME, FORMER ADDRESS AND FORMER
                  FISCAL YEAR--IF CHANGED SINCE LAST REPORT)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [_]   NO [X]

  As of June 1, 1998, 6,551,061 shares of common stock $0.01 par value ("Common Stock") of the registrant were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           DA CONSULTING GROUP, INC.

                                     INDEX

                                     PART I
                             FINANCIAL INFORMATION

                                                                       PAGE NO.
                                                                       --------
 Item 1. Financial Statements
         Consolidated Balance Sheet as of March 31, 1998 (unaudited)
          and December 31, 1997......................................      3
         Consolidated Statements of Income (unaudited) for the Three
          Months ended March 31, 1998 and 1997.......................      4
         Consolidated Statements of Cash Flows (unaudited) for the
          Three Months ended March 31, 1998 and 1997.................      5
         Notes to Unaudited Consolidated Financial Statements........      6
 Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................      8
 Item 3. Quantitative and Qualitative Disclosures of Market Risk.....    N/A

                                    PART II
                               OTHER INFORMATION

 Item 2. Changes in Securities and Use of Proceeds...................     11
 Item 4. Submission of Matters to a Vote of Security Holders.........     12
 Item 6. Exhibits and Reports on Form 8-K............................     12
 Signatures...........................................................    13

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           DA CONSULTING GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                       DECEMBER 31, MARCH 31,
                                                           1997        1998
                                                       ------------ ----------
                                                                    (UNAUDITED)
                        ASSETS
Current assets:
  Cash and cash equivalents...........................   $ 3,664     $ 3,057
  Accounts receivable:
    Trade, net........................................    10,934      11,228
    Other.............................................       800         343
  Unbilled revenue....................................       645       2,121
  Prepaid expenses and other current assets...........       250         410
                                                         -------     -------
      Total current assets............................    16,293      17,159
Property and equipment, net...........................     2,507       2,593
Other assets, net.....................................       898       1,863
Intangible assets, net................................       437         433
                                                         -------     -------
      Total assets....................................   $20,135     $22,048
                                                         =======     =======
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving lines of credit...........................   $ 3,208     $ 3,886
  Note payable........................................       762         667
  Accounts payable....................................     1,841       1,651
  Accrued expenses....................................     5,517       6,214
  Deferred income.....................................       312         522
  Income taxes payable................................       333         432
  Deferred income taxes...............................       219         213
                                                         -------     -------
      Total current liabilities.......................    12,192      13,585
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.01 par value: 10,000,000 shares
   authorized.........................................        --          --
  Common stock, $.01 par value: 40,000,000 shares
   authorized; 4,829,191 shares issued and 4,808,475
   and 4,804,632 shares outstanding...................        48          48
  Additional paid-in capital..........................     6,449       6,449
  Retained earnings...................................     2,099       2,644
  Treasury stock, at cost: 20,716 and 24,559 shares...       (91)       (116)
  Notes receivable from shareholders..................      (503)       (503)
  Cumulative foreign currency translation adjustment..       (59)        (59)
                                                         -------     -------
    Total shareholders' equity........................     7,943       8,463
                                                         -------     -------
      Total liabilities and shareholders' equity......   $20,135     $22,048
                                                         =======     =======

   The accompanying notes are an integral part of the consolidated financial statements.

                           DA CONSULTING GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                 THREE MONTHS
                                                                 ENDED MARCH
                                                                     31,
                                                                ---------------
                                                                 1997    1998
                                                                ------  -------
Revenue........................................................ $8,084  $14,587
Cost of revenue................................................  4,553    7,740
                                                                ------  -------
  Gross profit.................................................  3,531    6,847
Selling and marketing expense..................................    724    1,221
Developmental expense..........................................    245      460
General and administrative expenses............................  2,376    4,174
                                                                ------  -------
  Operating income.............................................    186      992
Interest expense, net..........................................     (2)     (94)
Other expense, net.............................................     --      (19)
                                                                ------  -------
  Income before taxes..........................................    184      879
Provision for income taxes.....................................     78      334
                                                                ------  -------
    Net income................................................. $  106  $   545
                                                                ======  =======
Basic earnings per share....................................... $ 0.02  $  0.11
Weighted average shares outstanding............................  4,808    4,808
Diluted earnings per share..................................... $ 0.02  $  0.11
Weighted average shares outstanding............................  5,053    5,053


   The accompanying notes are an integral part of the consolidated financial statements.

                           DA COUNSULTING GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ----------------
                                                               1997     1998
                                                              -------  -------
Cash flows from operating activities:
  Net income................................................. $   106  $   545
  Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
    Depreciation and amortization............................      93      245
    Deferred income taxes....................................      --       (6)
    Loss on sale of property and equipment...................      --        4
    Changes in operating assets and liabilities:
      Increase in accounts receivable and unbilled revenue...  (1,884)  (1,313)
      Decrease (increase) in prepaid expenses and other
       current assets........................................      45     (160)
      (Decrease) increase in accounts payable and accrued
       liabilities...........................................    (655)     507
      Increase in deferred income............................      --      210
      Increase in income taxes payable.......................      47       99
                                                              -------  -------
        Total adjustments....................................  (2,354)    (414)
                                                              -------  -------
        Net cash (used in) provided by operating activities..  (2,248)     131
                                                              -------  -------
Cash flows from investing activities:
  Purchases of property and equipment........................    (215)    (331)
                                                              -------  -------
        Net cash used in investing activities................    (215)    (331)
                                                              -------  -------
Cash flows from financing activities:
  Net proceeds from revolving line of credit.................     400      678
  Net repayments of note payable.............................      --      (95)
  Issuance of stock..........................................   1,336       --
  Net repayments of note payable to shareholders.............    (356)      --
  Employee stock repurchases.................................      --      (25)
  Deferred offering costs....................................      --     (965)
                                                              -------  -------
        Net cash provided by (used in) financing activities..   1,380     (407)
                                                              -------  -------
Effect of changes in foreign currency exchange rate on cash
 and cash equivalents........................................      (4)      --
                                                              -------  -------
        Decrease in cash and cash equivalents................  (1,087)    (607)
                                                              -------  -------
Cash and cash equivalents at beginning of period.............   2,199    3,664
                                                              -------  -------
Cash and cash equivalents at end of period................... $ 1,112  $ 3,057
                                                              =======  =======

   The accompanying notes are an integral part of the consolidated financial statements.

                           DA CONSULTING GROUP, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS

  DA Consulting Group, Inc. (the "Company") is a leading international provider of end-user support solutions to companies which are implementing enterprise resource planning software systems.

(2) BASIS OF PRESENTATION

  The unaudited consolidated financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto as of and for the year ended December 31, 1997, included in the Company's Form S-1 Registration Statement No. 333-43989.

  The unaudited consolidated financial information included herein reflect all adjustments, consisting only of normal recurring adjustments, which are necessary, in the opinion of management for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

(3) INITIAL PUBLIC OFFERING

  In connection with the consummation of the Company's initial public offering on April 29, 1998, the Company sold 1.7 million shares of its common stock, par value $0.01 per share. The Company realized $21.1 million from the sale of such shares, after deducting the underwriting discount and estimated offering expenses. On May 28, 1998, the sale by the Company of an additional 42,586 shares of its common stock pursuant to and in connection with the underwriters' over-allotment option was consummated. The Company realized $574,000 from the sale of such shares, after deducting the underwriting discount.

(4) REVOLVING LINE OF CREDIT

  During the three months ended March 31, 1998, the Company borrowed $678,000 under its line of credit facilities.

(5) INCOME TAXES

  The Company's consolidated effective income tax rate for the three months ended March 31, 1998, was approximately 38.0%, as compared to approximately 42.4% for the corresponding period in 1997. The decrease in the effective tax rate resulted from lower non-deductible expenses for the first three months of 1998, as compared to the first three months of 1997.

(6) EARNINGS PER SHARE

  Basic earnings per share has been computed based on the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share includes the number of shares issuable upon exercise of stock options, less the number of shares that could have been repurchased with the exercise proceeds, using the treasury stock method.

                           DA CONSULTING GROUP, INC.

  The following table summarizes the Company's computation of earnings per share for the three months ended March 31, 1998 and 1997 ( in thousands, except per share amounts):

                                                                       THREE
                                                                      MONTHS
                                                                       ENDED
                                                                     MARCH 31,
                                                                    -----------
                                                                    1997  1998
                                                                    ----- -----
Basic earnings per share........................................... $0.02 $0.11
                                                                    ===== =====
Net income (numerator)............................................. $ 106 $ 545
                                                                    ===== =====
Weighted average shares outstanding (denominator).................. 4,808 4,808
Computation of diluted earnings per share:
  Common shares issuable under outstanding stock options...........   449   449
  Less shares assumed repurchased with proceeds from exercise of stock options................................................... (204) (204)
                                                                    ----- -----
  Adjusted weighted average shares outstanding (denominator)....... 5,053 5,053
                                                                    ===== =====
Diluted earnings per share......................................... $0.02 $0.11
                                                                    ===== =====

(7) ACCOUNTING MATTERS.

  The Company will adopt, as applicable, Statement of Financial Accounting Standards ("SFAS") No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" for the year ended December 31, 1998. The Company does not anticipate that the adoption of these disclosure standards will have a material impact on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW.

  The Company is a leading international provider of end-user support solutions to companies which are implementing enterprise resource planning ("ERP") software systems. The Company addresses the growing needs of clients implementing ERP systems by providing their employees with the necessary training and tools to utilize these systems effectively.

  The Company is currently organized into three divisions: the Americas Division which includes its North, South, and Central America operations; the EMEA Division which includes its Europe, Middle East, and Africa operations; and the Asia Pacific Division which includes its Australia, New Zealand, and Asia operations.

RESULTS OF OPERATIONS.

 Three Months ended March 31, 1998 Compared to Three Months ended March 31,
1997.

  Revenue. Revenue increased by $6.5 million, or 80.4%, from $8.1 million in the first quarter of 1997 to $14.6 million in the first quarter of 1998. The increase was substantially attributable to an increase in volume of services and is to a lesser extent attributable to rate increases. The Company experienced growth in each of its three divisions. Revenues from the Americas Division increased by 68.2% from $5.4 million to $9.1 million; revenue from the EMEA Division increased by 90.2% from $2.1 million to $3.9 million; and revenue from the Asia Pacific Division increased by 154.0% from $640,000 to $1.6 million. The Company ended the first quarter with 590 total employees, up from 414 employees at the end of the same period of the prior year. In addition, the Company opened one new office (in San Francisco) during the period, increasing the total number of offices to 16.

  Gross profit. Gross profit increased by $3.3 million, or 95.3%, from $3.5 million to $6.8 million and increased from 43.4% of revenue in the first quarter of 1997 to 46.9% in the first quarter of 1998. This increase in the gross profit rate is primarily attributable to the Company's new management in its EMEA Division which increased the utilization of the staff in this Division.

  Sales and marketing expense. Sales and marketing expense increased $497,000, or 68.6%, from $724,000 in the first quarter of 1997 to $1.2 million in the first quarter of 1998, and decreased as a percentage of revenue from 9.0% in the first quarter of 1997 to 8.4% in the first quarter of 1998. This decrease as a percentage of sales is primarily attributable to increased revenue.

  Development expense. Development expense increased $268,000, or 109.4%, from $245,000 in the first quarter of 1997 to $514,000 in the first quarter of 1998. The increase is primarily attributable to the Company's expansion of its service offerings. These services include the Company's Fast Implementation Toolset (FIT) designed to enable the Company to specifically target SAP AG's middle market clients. The Company also increased its global technology infrastructure and service and support group which allows the Company to rapidly deploy and support new services. The Company expects that development expense will continue to increase in the future as the Company expands its service offerings.

  General and administrative expense. General and administrative expense increased by $1.7 million, or 75.1%, from $2.4 million in the first quarter of 1997 to $4.1 million in the first quarter of 1998 and decreased as a percentage of revenue from 29.1% in the first quarter of 1997 to 28.2% in the first quarter of 1998. The increase in expense is attributable to the cost of building administrative infrastructure to support future growth.

  Operating income. Operating income increased by $806,000, or 433.3%, from $186,000 in the first quarter of 1997 to $992,000 in the first quarter of 1998 and increased as a percentage of revenue from 2.3% in the first quarter of 1997 to 6.8% in the first quarter of 1998.

  Other income (expense). Other expense, net increased from $2,000 in the first quarter of 1997 to $113,000 in the first quarter of 1998. The increase is attributable to interest on increased borrowings.

  Provision for income taxes. The Company's effective rate decreased from 42.0% in the first quarter of 1997 to 38.0% in the first quarter of 1998, primarily due to lower non-deductible expenses.

  Net income. The Company's net income increased by $439,000, or 414.2%, from $106,000 in the first quarter of 1997 to $545,000 in the first quarter of 1998. Diluted earnings per share increased from $0.02 in the first quarter of 1997 to $0.11 in the first quarter of 1998.

ACCOUNTING MATTERS.

  The Company will adopt, as applicable, Statement of Financial Accounting Standards ("SFAS") No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" for the year ended December 31, 1998. The Company does not anticipate that the adoption of these disclosure standards will have a material impact on its consolidated financial statements.

FORWARD LOOKING STATEMENTS.

  This Quarterly Report on Form 10-Q contains certain statements that are not historical facts which constitute forward-looking statements within the meaning of the Private Securities Legislation Reform Act of 1995 which provides a safe harbour for forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause the Company's actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. When used in this Report, the words "anticipate", "believe", "estimate", "expect", and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Actual future results and trends may differ materially from historical results as a result of certain factors, including but not limited to: dependence on SAP AG and the ERP software market, risks associated with management of a geographically-dispersed organization, fluctuating quarterly results, the need to attract and retain professional employees, substantial competition, dependence on key personnel, risks associated with management of growth, rapid technological change, limited protection of proprietary expertise, methodologies and software those set forth in the Liquidity and Capital Resources section of Management's Discussion and Analysis set forth in this Report and in the Company's final prospectus dated April 24, 1998 as filed with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES.

  The Company's cash and cash equivalents were $3.1 million at March 31, 1998 compared to $3.7 million at December 31, 1997. The Company's working capital was $3.6 million at March 31, 1998, and $4.1 million at December 31, 1997.

  The Company's operating activities provided cash of $131,000 for the three months ended March 31, 1998, compared to $2.2 million used in operations for the same period in 1997. The increase in cash from operations resulted primarily from an increase in services to clients and from differences in the timing of payments of accounts payable and accrued liabilities and the timing of billings and collections in the three months ended March 31, 1998, compared to the same period in 1997 which is primarily attributable to expansion of offices.

  Investing activities used cash of $331,000 in the three months ended March 31, 1998, compared to the use of $215,000 for the same period in 1997 attributable to expansion of offices.

  Financing activities used cash of $407,000 in the three months ended March 31, 1998, compared to providing cash of $1.4 million for the same period in 1997. Decreases in cash provided from financing activities consisted primarily of deferred offering costs in the three months ended March 31, 1998, compared to net proceeds from the sale of common stock during the three months ended March 31, 1997. The Company has a $5.0 million unsecured revolving line of credit with a commercial bank, which bears interest at the prime rate of interest plus 0.5%. The Company utilizes this line of credit to finance a portion of its working capital needs. There was a $3.9 million balance outstanding as of March 31, 1998, compared to $3.2 million at December 31, 1997.

  During 1998, the Company expects to make $2.0 million in capital expenditures, primarily for office furniture, computer and office equipment, and leasehold improvements to support the anticipated growth in its professional and administrative staff. Capital expenditures in the first quarter of 1998 were $331,000.

  The Company believes the net proceeds from its initial public offering (see
Note 3 of Part I, Item I), together with its current cash balances, cash from future operations, and its revolving line of credit, will be sufficient to meet the Company's working capital and cash needs for at least the next 12 months.

                          PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

  On April 29, 1998, the Company consummated its initial public offering (the "Offering") of its common stock, par value $.01 per share (the "Common Stock") at a price to the public of $14.50 per share. In connection with the Offering, the Company filed a registration statement on Form S-1 (the "Registration Statement") with respect to 2,400,000 shares (the "Firm Shares") of its Common Stock, and an additional 360,000 shares (the "Option Shares") of Common Stock solely to cover over-allotments, if any. Of the 2.4 million Firm Shares offered and sold, 1.7 million shares were issued and sold by the Company and 700,000 shares were sold by certain shareholders of the Company. The Registration Statement (file No. 333-43989) was declared effective on
April 24, 1998. William Blair & Company, Robert W. Baird & Co. Incorporated and Pennsylvania Merchant Group Ltd. were the managing underwriters of the Offering. The offering of the Firm shares was completed, with all of the Firm Shares having been sold, on April 28, 1998. On May 28, 1998, the underwriters over-allotment option was consummated. Of the 360,000 Option Shares offered and sold, 42,586 shares were issued and sold by the Company and 317,414 shares were sold by certain shareholders of the Company. The offering of the Option Shares was completed, with all of the Option Shares having been sold, on May 28, 1998, whereupon the Offering terminated.

  The following table shows, with respect to the Offering, the number of shares registered, the aggregate price of the offering amount registered, the amount sold and the aggregate offering price of the amount sold by the Company and certain shareholders of the Company. All Firm Shares and Option Shares registered for the account of the Company and such selling shareholders were sold in the Offering. None of the proceeds of the sales made by the selling shareholders was received by the Company.

                                               AGGREGATE  AGGREGATE
                                     SHARES      PRICE     AMOUNT
                                   REGISTERED REGISTERED    SOLD    PRICE SOLD
                                   ---------- ----------- --------- -----------
DA Consulting Group, Inc. (1)..... 1,742,586  $25,267,497 1,742,586 $25,267,497
Amicable Discretionary Trust (2)..   263,392  $ 3,819,184   263,392 $ 3,819,184
Cynthia Gibson....................    96,600  $ 1,400,700    96,600 $ 1,400,700
Piero Granelli (3)................   179,924  $ 2,608,898   179,924 $ 2,608,898
Patrick J. Newton.................    60,480  $   876,960    60,480 $   876,960
Virginia L. Pierpont..............   150,004  $ 2,175,058   150,004 $ 2,175,058
Alison Smith (4)..................   184,800  $ 2,679,600   184,800 $ 2,679,600
Nicholas H. Marriner (5)..........    31,814  $   461,303    31,814 $   461,303
Michael J. Mackey (5).............     4,200  $    60,900     4,200 $    60,900
Peter Johann van der Westhuizen
 (5)..............................    46,200  $   669,900    46,200 $   669,900

--------
(1) Includes 42,586 Option Shares.
(2) Includes 109,200 Option Shares.
(3) Includes 88,200 Option Shares.
(4) Includes 37,800 Option Shares.
(5) Consists solely of Option Shares.

  Underwriting discounts and commissions amounted to $1.02 per share offered. Accordingly, the Company incurred an aggregate $1,777,000 in underwriting discount and commissions. No finders' fees or other expenses were paid by the Company to or for the underwriters. Through March 31, 1998, approximately $1,863,000 in other expenses were incurred by the Company in connection with the Offering. None of such payments were direct or indirect payments to directors or officers of the Company, to persons owning 10 percent or more of any class of equity securities of the Company or to any affiliate of the Company. Richard W. Thatcher, Jr., one of the Company's directors, is a Senior Vice President of the investment banking department of Pennsylvania Merchant Group Ltd, one of the managing underwriters.

  The net offering proceeds to the Company after deducting the total expenses described above were approximately $21,627,000. The Company has used approximately $3.6 million of these proceeds to repay borrowings on its revolving line of credit. The Company plans to repay its outstanding balance on its note payable in the near future. The remaining funds have been invested in short-term, investment grade, interest-bearing instruments. The above amounts are reasonable estimates of the Company's uses of the net proceeds of the Offering to date. None of the foregoing payments were direct or indirect payments to directors or officers of the Company, to persons owning 10 percent or more of any class of equity securities of the Company or to any affiliate of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  By written consent of a majority of the Company's shareholders effective January 25, 1998, a majority of the Company's shareholders resolved to adopt and implement a stock option plan under which options, including incentive stock options intended to meet the requirements of section 422 of the Internal Revenue Code of 1986, as amended, to purchase up to an aggregate of 5,292,000 shares of Common Stock of the Company may be awarded to certain eligible employees and consultants of the Company.

  By written consent of a majority of the Company's shareholders effective April 13, 1998, a majority of the Company's shareholders resolved to amend and restate the Company's Articles of Incorporation in order to (i) increase the number of shares of authorized Common Stock of the Company from 5,000,000 to 40,000,000, (ii) authorize 10,000,000 shares of "blank check" Preferred Stock, the relative voting powers, preferences, limitations, restrictions and other special or relative rights of which the Company's Board of Directors will be able to determine from time to time in the future by resolution thereof, and
(iii) provide for a classified Board of Directors consisting of three classes as nearly equal in number as possible with each class generally to hold office for a three-year term, and in connection therewith, initially designating Nigel Curlet and Gunther Fritze as Class A directors, with terms expiring at the Company's annual meeting in 1999, Virginia L. Pierpont and Richard W. Thatcher, Jr. as Class B directors, with terms expiring at the Company's annual meeting in 2000, and Nicholas H. Marriner as the Class C director, with a term expiring at the Company's annual meeting in 2001. The designation of the above-mentioned directors constituted the re-election of the entire Board of Directors of the Company as previously reported to the Securities and Exchange Commission in the Company's Registration Statement. In the same consent, a majority of the Company's shareholders further resolved to amend and restate the Company's By-laws and to effect a 4.2 for-one split of the issued and outstanding shares of the Company's Common Stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits

  27  Financial Data Schedule.

  (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DA CONSULTING GROUP, INC.

Dated: June 4, 1998
                                                  /s/ Nicholas H. Marriner
                                          By: _________________________________
                                                    Nicholas H. Marriner
                                               President and Chief Executive
                                                           Officer

                                                   /s/ Michael J. Mackey
                                          By: _________________________________
                                                     Michael J. Mackey
                                                Chief Financial Officer, EVP
                                                 Finance and Administration