Form 10-Q
period 1998-06-30
DA CONSULTING GROUP INC
filed 1998-08-13
CIK 1051209

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------
                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO ______________


                       Commission File Number: 00-24055

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


                             YES  [X]      NO  [_]

     As of July 31, 1998, 6,546,861 shares of common stock $0.01 par value ("Common Stock") of the registrant were outstanding.
================================================================================

                           DA CONSULTING GROUP, INC.

                                     INDEX

                                    PART I

                             FINANCIAL INFORMATION

                                                                                                PAGE NO.
                                                                                                --------
Item 1.   Financial Statements
          Condensed Consolidated Balance Sheet as of December 31, 1997 and June 30, 1998...........   3
          Condensed Consolidated Statement of Income for the Three and Six Months ended
              June 30, 1997 and 1998...............................................................   4
          Condensed Consolidated Statement of Cash Flows for the Six Months ended
              June 30, 1997 and 1998...............................................................   5
          Notes to Condensed Consolidated Financial Statements.....................................   6
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations....   8

                                    PART II
                               OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.........................................................  12
Signatures.........................................................................................  13

                         PART I--FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                           DA CONSULTING GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEET
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                       December 31,         June 30,
                                                                           1997               1998
                                                                         --------           --------
                                A S S E T S
Current assets:
  Cash and cash equivalents.....................................         $  3,664           $ 17,732
  Short-term investments........................................               --              3,650
  Accounts receivable:
     Trade, net.................................................           10,934             15,517
     Other......................................................              800                467
  Unbilled revenue..............................................              645              1,069
  Prepaid expenses and other current assets.....................              250                554
                                                                         --------           --------
       Total current assets.....................................           16,293             38,989
Property and equipment, net.....................................            2,507              2,658
Other assets, net...............................................              898                130
Intangible assets, net..........................................              437                427
                                                                         --------           --------
       Total assets.............................................         $ 20,135           $ 42,204
                                                                         ========           ========
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving lines of credit.....................................         $  3,208           $    --
  Note payable..................................................              762                756
  Accounts payable..............................................            1,841              2,109
  Accrued expenses..............................................            5,517              6,973
  Deferred income...............................................              312              1,283
  Income taxes payable..........................................              333                 42
  Deferred income taxes.........................................              219                213
                                                                         --------           --------
       Total current liabilities................................           12,192             11,376
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.01 par value: 10,000,000 shares authorized.               --                 --
  Common stock, $.01 par value: 40,000,000 shares authorized;
     4,829,191 and 6,571,420 shares issued and 4,808,475 and
     6,546,861 shares outstanding...............................               48                 66
  Additional paid-in capital....................................            6,449             27,578
  Retained earnings.............................................            2,099              3,674
  Treasury stock, at cost: 20,716 and 24,559 shares.............              (91)              (116)
  Notes receivable from shareholders............................             (503)                --
  Cumulative foreign currency translation adjustment............              (59)              (374)
                                                                         --------           --------
     Total shareholders' equity.................................         $  7,943           $ 30,828
                                                                         --------           --------
       Total liabilities and shareholders' equity...............         $ 20,135           $ 42,204
                                                                         ========           ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           DA CONSULTING GROUP, INC.

                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                               JUNE 30,                             JUNE 30,
                                                                        ----------------------             -----------------------
                                                                          1997          1998                 1997           1998
                                                                        -------       --------             --------       --------
Revenue..............................................................   $ 9,897       $ 19,703             $ 17,981       $ 34,290
Cost of revenue......................................................     5,609         10,278               10,162         18,018
                                                                        -------       --------             --------       --------
  Gross profit.......................................................     4,288          9,425                7,819         16,272
Selling and marketing expense........................................       898          1,214                1,622          2,435
Development expense..................................................       250            536                  495            996
General and administrative expenses..................................     2,580          5,808                4,956          9,982
                                                                        -------       --------             --------       --------
   Operating income..................................................       560          1,867                  746          2,859

Interest (expense) income, net.......................................       (24)           100                  (26)             6
Other expense, net...................................................        (9)          (260)                  (9)          (279)
                                                                        -------       --------             --------       --------
   Income before taxes...............................................       527          1,707                  711          2,586
Provision for income taxes...........................................       209            677                  287          1,011
                                                                        -------       --------             --------       --------
   Net income........................................................   $   318       $  1,030             $    424       $  1,575
                                                                        =======       ========             ========       ========

Basic earnings per share.............................................   $  0.07       $   0.17             $   0.09       $   0.29
Weighted average shares outstanding..................................     4,808          5,978                4,808          5,395

Diluted earnings per share...........................................   $  0.06       $   0.16             $   0.08       $   0.28
Weighted average shares outstanding..................................     5,053          6,264                5,053          5,681


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                          DA COUNSULTING GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)


                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                        ---------------------
                                                                                          1997         1998
                                                                                        --------     --------
Cash flows from operating activities:
  Net income........................................................................    $    424     $  1,575
  Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization..................................................         194          495
     Deferred income taxes..........................................................          --           (6)
     Loss on sale of property and equipment.........................................          --           10
     Changes in operating assets and liabilities:
       Increase in accounts receivable and unbilled revenue.........................      (4,210)      (4,674)
       Increase in prepaid expenses and other current assets........................         (87)        (304)
       Increase in other assets.....................................................          --         (130)
       Increase in accounts payable and accrued expenses............................         459        1,724
       Increase in deferred income..................................................          --          971
       Increase (decrease) in income taxes payable..................................          49         (291)
                                                                                        --------     --------
          Total adjustments.........................................................      (3,595)      (2,205)
                                                                                        --------     --------
          Net cash used in operating activities.....................................      (3,171)        (630)
                                                                                        --------     --------
Cash flows from investing activities:
  Proceeds from sale of fixed assets................................................          --           20
  Purchases of short-term investments...............................................          --       (3,650)
  Purchases of property and equipment...............................................        (484)        (666)
                                                                                        --------     --------
          Net cash used in investing activities.....................................        (484)      (4,296)
                                                                                        --------     --------
Cash flows from financing activities:
  Net proceeds from (repayments of) revolving lines of credit.......................       1,671       (3,208)
  Net repayments of note payable....................................................        (356)          (6)
  Issuance of common stock..........................................................       1,332       25,267
  Repayments of notes receivable from shareholders..................................          --          503
  Employee stock issuances (repurchases)............................................           4          (25)
  Deferred offering costs...........................................................        (159)      (3,222)
                                                                                        --------     --------
          Net cash provided by financing activities.................................       2,492       19,309
                                                                                        --------     --------
Effect of changes in foreign currency exchange rate on cash and cash equivalents....         (37)        (315)
                                                                                        --------     --------
          (Decrease) increase in cash and cash equivalents..........................      (1,200)      14,068
                                                                                        --------     --------
Cash and cash equivalents at beginning of period....................................       2,199        3,664
                                                                                        --------     --------
Cash and cash equivalents at end of period..........................................    $    999     $ 17,732
                                                                                        ========     ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           DA CONSULTING GROUP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND BUSINESS

     DA Consulting Group, Inc. (the "Company") is a leading international provider of end-user support solutions to companies which are implementing enterprise resource planning software systems.

(2)  BASIS OF PRESENTATION

     The unaudited consolidated financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations. The unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto as of and for the year ended December 31, 1997, included in the Company's Form S-1 Registration Statement No. 333-43989.

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

New Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No.133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application of all of the provisions of the Statement is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of the Statement. As the Company is not presently involved in such instruments, adoption of this statement will not have a material impact on the consolidated financial statements of the Company.

Short-Term Investments

     The Company records its short-term investments at cost, which approximates market value. Short-term investments are those, that when purchased, have maturities greater than three months. The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) 115, "Accounting for Certain Investments in Debt and Equity Securities". As the Company does not intend to hold the investments until their stated maturity dates, the Company has classified all investments as available-for-sale. As of June 30, 1998, the short-term investments consist of variable rate municipal debt instruments, which result in no unrealized holding gains or losses.

                           DA CONSULTING GROUP, INC.

(3)  Initial Public Offering

     In connection with the consummation of the Company's initial public offering on April 29, 1998 (the "IPO"), the Company sold 1.7 million shares of its common stock, par value $0.01 per share. Additionally on May 28, 1998, the Company sold additional 42,586 shares of its common stock pursuant to and in connection with the underwriters' over-allotment option (the "Option Offering" and together with the IPO, the "Offering"). The Company received net proceeds of $21.1 million from the sale of such shares, after deducting the underwriting discount and other offering expenses.

(4)  EARNINGS PER SHARE

     Basic earnings per share has been computed based on the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share includes the number of shares issuable upon exercise of stock options, less the number of shares that could have been repurchased with the exercise proceeds, using the treasury stock method.

     The following table summarizes the Company's computation of earnings per share for the three and six months ended June 30, 1998 and 1997 (in thousands, except per share amounts):


                                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                               JUNE 30,                           JUNE 30,
                                                                    ---------------------------       ----------------------------
                                                                         1997            1998              1997             1998
                                                                    -----------     -----------       -----------      -----------
Basic earnings per share............................................     $ 0.07          $ 0.17            $ 0.09           $ 0.29
Net income (numerator)..............................................     $  318          $1,030            $  424           $1,575
                                                                    ===========     ===========       ===========      ===========
Weighted average shares outstanding (denominator)...................      4,808           5,978             4,808            5,395
Computation of diluted earnings per share:
  Common shares issuable under outstanding stock options............        449             449               449              449
   Less shares assumed repurchased with proceeds from exercise of
   stock options....................................................       (204)           (163)             (204)            (163)
                                                                    -----------     -----------       -----------      -----------
   Adjusted weighted average shares outstanding (denominator).......      5,053           6,264             5,053            5,681
Diluted earnings per share..........................................     $ 0.06          $ 0.16            $ 0.08           $ 0.28
                                                                    ===========     ===========       ===========      ===========

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS.

OVERVIEW.

     The Company is a leading international provider of end-user support solutions to companies which are implementing enterprise resource planning ("ERP") software systems. The Company provides customized change communications, education and performance support services designed to maximize its clients' returns on their substantial investments in ERP systems.

     Recognizing the global nature of the ERP software market and the importance of being able to serve multi-national clients, the Company has built a substantial international presence. The Company is currently organized into three divisions: the Americas Division which includes its North, South, and Central America operations; the EMEA Division which includes its Europe, Middle East, and Africa operations; and the Asia Pacific Division which includes its Australia, New Zealand, and Asia operations.

RESULTS OF OPERATIONS.

     Three Months ended June 30, 1998 Compared to Three Months ended June 30, 1997.

     Revenue. Revenue increased by $9.8 million, or 99.1%, from $9.9 million in the second quarter of 1997 to $19.7 million in the second quarter of 1998. The increase was substantially attributable to an increase in volume of services and rate increases. The Company experienced growth in each of its three divisions. Revenues from the Americas Division increased by 97.9% from $6.3 million to $12.4 million; revenue from the EMEA Division increased by 119.4% from $2.6 million to $5.7 million; and revenue from the Asia Pacific Division increased by 55.9% from $1,051,000 to $1.6 million. The Company ended the second quarter with 714 total employees, up from 478 employees at the end of the same period of the prior year.

     Gross profit. Gross profit increased by $5.1 million, or 119.8%, from $4.3 million to $9.4 million and increased from 43.3% of revenue in the second quarter of 1997 to 47.8% in the second quarter of 1998. This increase in the gross profit margin is primarily attributable to rate increases in the Americas Division and increased staff utilization in both the Americas and EMEA Divisions.

     Sales and marketing expense. Sales and marketing expense increased $316,000, or 35.2%, from $898,000 in the second quarter of 1997 to $1.2 million in the second quarter of 1998, and decreased as a percentage of revenue from 9.1% in the second quarter of 1997 to 6.2% in the second quarter of 1998. This decrease as a percentage of sales is primarily attributable to increased revenue as described above.

     Development expense. Development expense increased $286,000, or 114.4%, from $250,000 in the second quarter of 1997 to $536,000 in the second quarter of 1998. The increase is primarily attributable to the Company's expansion of its service offerings. These services include the Company's Fast Implementation Toolset (FIT) designed to enable the Company to specifically target SAP AG's middle market clients. The Company also increased its global technology infrastructure and service and support group, which allows the Company to rapidly deploy and support new services. The Company expects that development expense will continue to increase in the future as the Company expands its service offerings.

                           DA CONSULTING GROUP, INC.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS.--(CONTINUED)

     General and administrative expense. General and administrative expense increased by $3.2 million, or 125.1%, from $2.6 million in the second quarter of 1997 to $5.8 million in the second quarter of 1998 and increased as a percentage of revenue from 26.1% in the second quarter of 1997 to 29.5% in the second quarter of 1998. The increase in expense is attributable to the cost of building administrative infrastructure to support future growth.

     Operating income. Operating income increased by $1.3 million, or 233.4%, from $560,000 in the second quarter of 1997 to $1.9 million in the second quarter of 1998 and increased as a percentage of revenue from 5.7% in the second quarter of 1997 to 9.5% in the second quarter of 1998. This increase is composed of the changes described above.

     Other expense, net. Other expense, net increased from $33,000 in the second quarter of 1997 to $160,000 in the second quarter of 1998. The increase is attributable to $260,000 in the second quarter of 1998, partially offset by interest income of $100,000, compared to interest expense of $24,000 in second quarter of 1997. The increase in interest income is due to investment earnings related to proceeds from the Offering which was completed in April 1998.

     Provision for income taxes. The Company's effective rate was 39.6% in the second quarter of each of 1998 and 1997.

     Net income. The Company's net income increased by $712,000, or 223.9%, from $318,000 in the second quarter of 1997 to $1.0 million in the second quarter of 1998. Diluted earnings per share increased from $0.06 in the second quarter of 1997 to $0.16 in the second quarter of 1998.

Six Months ended June 30, 1998 Compared to Six Months ended June 30, 1997.

     Revenue. Revenue increased by $16.3 million, or 90.7%, from $18.0 million in the first six months of 1997 to $34.3 million in the first six months of 1998. The increase was substantially attributable to an increase in volume of services and to rate increases. The Company experienced growth in each of its three divisions. Revenues from the Americas Division increased by 84.1% from $11.7 million to $21.5 million; revenue from the EMEA Division increased by 106.6% from $4.6 million to $9.5 million; and revenue from the Asia Pacific Division increased by 93.1% from $1.7 million to $3.3 million. The Company opened one new office (in San Francisco) during the first quarter of 1998, increasing the total number of offices to 16.

     Gross profit. Gross profit increased by $8.5 million, or 108.1%, from $7.8 million to $16.3 million and increased from 43.5% of revenue in the first six months of 1997 to 47.5% in the first six months of 1998. This increase in the gross profit margin is primarily attributable to rate increases in the Americas Division and increased staff utilization in both the Americas and EMEA Divisions.

     Sales and marketing expense. Sales and marketing expense increased $813,000, or 50.1%, from $1.6 million in the first six months of 1997 to $2.4 million in the first six months of 1998, and decreased as a percentage of revenue from 9.0% in the first six months of 1997 to 7.1% in the first six months of 1998. This decrease as a percentage of sales is primarily attributable to increased revenue.

                           DA CONSULTING GROUP, INC.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS.--(CONTINUED)

     Development expense. Development expense increased $501,000, or 101.2%, from $495,000 in the first six months of 1997 to $996,000 in the first six months of 1998. The increase is primarily attributable to the Company's expansion of its service offerings. These services include the Company's Fast Implementation Toolset (FIT). The Company also increased its global technology infrastructure and service and support group which allows the Company to rapidly deploy and support new services. The Company expects that development expense will continue to increase in the future as the Company expands its service offerings.

     General and administrative expense. General and administrative expense increased by $5,026,000, or 101.4%, from $4,956,000 in the first six months of 1997 to $10.0 million in the first six months of 1998 and increased as a percentage of revenue from 27.6% in the first six months of 1997 to 29.1% in the first six months of 1998. The increase in expense is attributable to the cost of building administrative infrastructure to support future growth.

     Operating income. Operating income increased by $2.1 million, or 283.2%, from $746,000 in the first six months of 1997 to $2.9 million in the first six months of 1998 and increased as a percentage of revenue from 4.1% in the first six months of 1997 to 8.3% in the first six months of 1998.

     Other expense, net. Other expense, net increased from $35,000 in the first six months of 1997 to $273,000 in the first six months of 1998. The increase is attributable to $279,000 in the first six months of 1998, partially offset by net interest income of $6,000 compared to interest expense of $26,000, for the same prior year period. The increase in interest income is due to investment earnings related to proceeds from the Offering which was completed in April 1998 compared to borrowings on the Company's line of credit during the same prior year period.

     Provision for income taxes. The Company's effective rate decreased slightly from 40.4% in the first six months of 1997 to 39.1% in the first six months of 1998. The decrease in the effective rate resulted from lower non-deductible expenses in the first six months of 1998, as compared to the first six months of 1997.

     Net income. The Company's net income increased by $1.1 million, or 271.4%, from $424,000 in the first six months of 1997 to $1.6 million in the first six months of 1998. Diluted earnings per share increased from $0.08 in the first six months of 1997 to $0.28 in the first six months of 1998.

LIQUIDITY AND CAPITAL RESOURCES.

     The Company's cash and cash equivalents were $17.7 million at June 30, 1998 compared to $3.7 million at December 31, 1997. The Company's working capital was $27.6 million at June 30, 1998, and $4.1 million at December 31, 1997. The increases in cash and cash equivalents and working capital are primarily attributable to the proceeds from the Offering (see Note 3 of Part I, Item I.)

     The Company's operating activities used cash of $630,000 for the six months ended June 30, 1998, compared to $ 3.2 million used in operations for the same period in 1997. The decrease in cash used in operations resulted primarily from an increase in net income and from differences in the timing of payments of accounts payable and accrued liabilities and the timing of billings and collections in the six months ended June 30, 1998, compared to the same period in 1997.

                           DA CONSULTING GROUP, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                     RESULTS OF OPERATIONS. -- (CONTINUED)


     Investing activities used cash of $4.3 million in the six months ended June 30, 1998, compared to $484,000 for the same period in 1997. The Company invested $3.6 million of the proceeds from the Offering in available -for-sale securities.

     Financing activities provided cash of $19.3 million in the six months ended June 30, 1998, compared to $2.5 million for the same period in 1997. The Company received approximately $21.1 million in net proceeds from the consummation of the Offering during the second quarter in 1998. The Company received approximately $1.3 million in connection with private placements of shares of its common stock in February 1997. The Company used $3.2 million of the Offering proceeds to repay its revolving line of credit in April 1998, compared to borrowings of $1.7 million in the same prior year period. The Company has a $5.0 million unsecured revolving line of credit with a commercial bank, which bears interest at the prime rate of interest plus 0.5%. The Company utilizes this line of credit to finance a portion of its working capital needs. There was no outstanding balance as of June 30, 1998, compared to an outstanding balance of $3.2 million at December 31, 1997.

     During 1998, the Company expects to make $3.0 million in capital expenditures, primarily for office furniture, computer and office equipment, and leasehold improvements to support the anticipated growth in its professional and administrative staff. Capital expenditures in the first six months of 1998 were $666,000. The Company believes that its current cash balances, cash from future operations, and its revolving lines of credit will be sufficient to meet the Company's working capital and cash needs for at least the next 12 months.

ACCOUNTING MATTERS.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No.133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application of all of the provisions of the Statement is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of the Statement. As the Company is not presently involved in such instruments, adoption of this statement will not have a material impact on the consolidated financial statements of the Company.

FORWARD LOOKING STATEMENTS.

     This Quarterly Report on Form 10-Q contains certain statements, that are not historical facts, which constitute forward-looking statements within the meaning of the Private Securities Legislation Reform Act of 1995 which provides a safe harbor for forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause the Company's actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. When used in this Report, the words "anticipate", "believe", "estimate", "expect", and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Actual future results and trends may differ materially from historical results as a result of certain factors, including but not limited to: dependence on SAP AG and the ERP software market, risks associated with management of a geographically-dispersed organization, fluctuating quarterly results, the need to attract and retain professional employees, substantial competition, dependence on key personnel, risks associated with management of growth factors, rapid technological change, limited protection of proprietary expertise, methodologies and software, as well as those set forth in Management's Discussion and Analysis section of this Report and in the Company's final prospectus dated April 24, 1998 as filed with the Securities and Exchange Commission.

                          PART II--OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          27 Financial Data Schedule.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          DA CONSULTING GROUP, INC.
Dated August 13, 1998
                                      By:      /s/ Nicholas H. Marriner
                                          -------------------------------------
                                                   Nicholas H. Marriner
                                          President and Chief Executive Officer

                                      By:      /s/ Michael J. Mackey
                                          -------------------------------------
                                                   Michael J. Mackey
                                          Chief Financial Officer, EVP Finance
                                                  and Administration