Form 10-Q
period 1998-09-30
DA CONSULTING GROUP INC
filed 1998-11-12
CIK 1051209

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

                                      OR

[]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

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


                               YES [X]    NO [ ]

  As of November 9, 1998, 6,550,074 shares of common stock $0.01 par value ("Common Stock") of the registrant were outstanding.

================================================================================

                           DA CONSULTING GROUP, INC.

                                     INDEX

                                     PART I

                             FINANCIAL INFORMATION

                                                                        Page No.
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheet as of December 31, 1997
           and September 30, 1998 (unaudited).........................     3
         Condensed Consolidated Statement of Income for the Three and
           Nine Months ended September 30, 1997 and 1998 (unaudited)..     4
         Condensed Consolidated Statement of Cash Flows for the Nine
           Months ended September 30, 1997 and 1998 (unaudited).......     5
         Notes to Condensed Consolidated Financial Statements.........     6
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................     8


                                    PART II
                               OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K............................    13
Signatures............................................................    14

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           DA CONSULTING GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                      (in thousands, except share amounts)


                                                   December 31,   September 30,
                                                        1997            1998
                                                   ------------   -------------

                    A S S E T S
                    -----------
Current assets:
  Cash and cash equivalents.......................     $ 3,664        $ 9,855
  Short-term investments..........................          --          9,984
  Accounts receivable:
     Trade, net...................................      10,934         17,457
     Other........................................         800            242
  Unbilled revenue................................         645          1,607
  Prepaid expenses and other current assets.......         250            956
                                                        ------         ------

       Total current assets.......................      16,293         40,101

Property and equipment, net.......................       2,507          5,120
Other assets, net.................................         898             --
Intangible assets, net............................         437            689
                                                        ------         ------

       Total assets...............................     $20,135        $45,910
                                                        ======         ======

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

Current liabilities:
  Revolving lines of credit.......................     $ 3,208        $     -
  Note payable....................................         762            707
  Accounts payable................................       1,841          2,103
  Accrued expenses................................       5,517          7,812
  Deferred income.................................         312          2,249
  Income taxes payable............................         333            487
  Deferred income taxes...........................         219            376
                                                        ------         ------
        Total current liabilities.................      12,192         13,734
                                                        ------         ------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.01 par value: 10,000,000
   shares authorized..............................          --             --
  Common stock, $.01 par value: 40,000,000 shares
   authorized; 4,829,191 and 6,571,420 shares
   issued and 4,808,475 and 6,546,861 shares
     outstanding..................................          48             66
  Additional paid-in capital......................       6,449         27,576
  Retained earnings...............................       2,099          5,013
  Treasury stock, at cost: 20,716 and 24,559               (91)          (116)
   shares.........................................
  Notes receivable from shareholders..............        (503)             -
  Cumulative foreign currency translation adjustment       (59)          (363)
                                                        ------         ------
     Total shareholders' equity...................       7,943         32,176
                                                        ------         ------
       Total liabilities and shareholders' equity.     $20,135        $45,910
                                                        ======         ======


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           DA CONSULTING GROUP, INC.

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (in thousands, except per share amounts)



                                                               Three Months Ended         Nine Months Ended
                                                                 September 30,               September 30,
                                                             --------------------      ----------------------
                                                                1997      1998             1997       1998
                                                             --------   ---------       ---------   ---------
Revenue...........................................           $ 12,075   $  21,882       $  30,056   $  56,173
Cost of revenue...................................              6,540      11,231          16,702      29,249
                                                             --------   ---------       ---------   ---------
  Gross profit....................................              5,535      10,651          13,354      26,924
Selling and marketing expense.....................                956       1,346           2,578       3,781
Development expense...............................                341         998             836       1,994
General and administrative expenses...............              3,455       6,216           8,411      16,198
                                                             --------   ---------       ---------   ---------
   Operating income...............................                783       2,091           1,529       4,951
Interest (expense) income, net....................                (49)        173              31         179
Other income (expense), net.......................                 21         (12)            (94)       (291)
                                                             --------   ---------       ---------   ---------
   Income before taxes............................                755       2,252           1,466       4,839
Provision for income taxes........................                288         914             575       1,925
                                                             --------   ---------       ---------   ---------
   Net income.....................................           $    467   $   1,338       $     891   $   2,914
                                                             ========   =========       =========   =========

Basic earnings per share..........................           $   0.10   $    0.20       $    0.19   $    0.50
Weighted average shares outstanding...............              4,808       6,555           4,808       5,775

Diluted earnings per share........................           $   0.09   $    0.20       $    0.18   $    0.48
Weighted average shares outstanding...............              5,053       6,822           5,053       6,042


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           DA CONSULTING GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)


                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                   -------------------
                                                                                     1997       1998
                                                                                   -------    --------
Net cash flows from operating activities:................................          $(2,829)    $   604
                                                                                   -------    --------
Cash flows from investing activities:
  Proceeds from sale of fixed assets.....................................               --          20
  Purchases of short-term investments....................................               --      (9,984)
  Purchases of property and equipment....................................           (1,589)     (3,403)
                                                                                   -------    --------
          Net cash used in investing activities..........................           (1,589)    (13,367)
                                                                                   -------    --------
Cash flows from financing activities:
  Net proceeds from (repayments of) revolving lines of credit............            2,271      (3,208)
  Repayments of note payable.............................................                -         (55)
  Issuance of common stock...............................................            1,342      25,268
  (Issuance) repayments of notes receivable from shareholders............             (356)        503
  Employee stock repurchases.............................................              (69)        (25)
  Deferred offering costs................................................             (216)     (3,225)
                                                                                   -------    --------
          Net cash provided by financing activities......................            2,972      19,258
                                                                                   -------    --------
Effect of changes in foreign currency exchange rate on cash and cash
 equivalents.............................................................              (70)       (304)
                                                                                   -------    --------
          (Decrease) increase in cash and cash equivalents...............           (1,516)      6,191
                                                                                   -------    --------
Cash and cash equivalents at beginning of period.........................            2,199       3,664
                                                                                   -------    --------
Cash and cash equivalents at end of period...............................           $  683     $ 9,855
                                                                                   =======    ========



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           DA CONSULTING GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND BUSINESS

  DA Consulting Group, Inc. (the "Company") is a leading international provider of end-user support solutions to companies, which are implementing enterprise resource planning software systems.

(2)  BASIS OF PRESENTATION

  The unaudited condensed consolidated financial statements included herein have been prepared by the Company without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto as of and for the year ended December 31, 1997, included in the Company's Form S-1 Registration Statement No. 333-43989.

  The unaudited condensed consolidated financial information included herein reflects all adjustments, consisting only of normal recurring adjustments, which are necessary, in the opinion of management for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

Short-Term Investments

  Short-term investments are those, that when purchased, have maturities greater than three months. As of September 30, 1998, the Company's short-term investments consist of variable rate municipal debt instruments, which result in no unrealized holding gains or losses. As the Company does not intend to hold the investments until their stated maturity dates, the Company has classified all such investments as available-for-sale. The Company records its short-term investments at cost, which approximates market value.

                           DA CONSULTING GROUP, INC.

(3)  INITIAL PUBLIC OFFERING

  In connection with the consummation of the Company's initial public offering on April 29, 1998, the Company sold 1.7 million shares of its common stock. Additionally on May 28, 1998, the Company sold an additional 42,586 shares of its common stock pursuant to and in connection with the underwriters' over-allotment option. The Company received aggregate net proceeds of approximately $21.1 million from the sale of such shares, (such sales, collectively, the "Offering") after deducting the underwriting discount and other Offering expenses.

(4)  EARNINGS PER SHARE

  Basic earnings per share has been computed based on the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share includes the number of shares issuable upon exercise of stock options, less the number of shares that could have been repurchased with the exercise proceeds, using the treasury stock method.

  The following table summarizes the Company's computation of earnings per share for the three and nine months ended September 30, 1998 and 1997 (in thousands, except per share amounts):


                                                                           Three Months Ended                 Nine Months Ended
                                                                             September 30,                      September 30,
                                                                    ----------------------------       ----------------------------
                                                                         1997             1998              1997             1998
                                                                    -----------     ------------       -----------      -----------
Basic earnings per share............................................  $    0.10        $    0.20          $   0.19          $  0.50
                                                                      =========        =========          ========          =======
Net income..........................................................  $     467        $   1,338          $    891          $ 2,914
                                                                      =========        =========          ========          =======
Weighted average shares outstanding.................................      4,808            6,555             4,808            5,775
Computation of diluted earnings per share:
  Common shares issuable under outstanding stock options............        449              828               449              828
   Less shares assumed repurchased with proceeds from exercise of
   stock options....................................................       (204)            (561)             (204)            (561)
                                                                      ---------        ---------          --------          -------
   Adjusted weighted average shares outstanding.....................      5,053            6,822             5,053            6,042
                                                                      =========        =========          ========          =======
Diluted earnings per share..........................................     $ 0.09           $ 0.20          $   0.18          $  0.48
                                                                      =========        =========          ========          =======

                           DA CONSULTING GROUP, INC.
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS.

 Three Months ended September 30, 1998 Compared to Three Months ended September 30, 1997.

  Revenue. Revenue increased by $9.8 million, or 81.2%, from $12.1 million in the third quarter of 1997 to $21.9 million in the third quarter of 1998. The increase was substantially attributable to an increase in volume of services and
rate increases.   Revenues from the Americas Division increased by 83.5 % from
$7.9 million to $14.5 million; revenue from the EMEA Division increased by 84.4% from $3.2 million to $5.9 million; and revenue from the Asia Pacific Division increased by 52.9% from $981,000 to $1.5 million. The Company ended the third quarter with 819 total employees, up from 548 employees at the end of the same period of the prior year.

  Gross profit. Gross profit increased by $5.1 million, or 92.4%, from $5.5 million to $10.7 million and increased as a percent of revenue from 45.8% in the third quarter of 1997 to 48.7% in the third quarter of 1998. This increase in the gross profit margin is primarily attributable to rate increases in the Americas Division and increased staff utilization in both the Americas and EMEA Divisions.

  Sales and marketing expense. Sales and marketing expense increased $390,000 or 40.8%, from $956,000 in the third quarter of 1997 to $1.3 million in the third quarter of 1998, and decreased as a percentage of revenue from 7.9% in the third quarter of 1997 to 6.2% in the third quarter of 1998. This decrease as a percentage of sales is primarily attributable to increased revenue as described above.

  Development expense. Development expense increased $657,000, or 192.7%, from $341,000 in the third quarter of 1997 to $998,000 in the third quarter of 1998. The increase is primarily attributable to the Company's expansion of its service offerings. These services include the Company's Fast Implementation Toolset
(FIT) designed to enable the Company to specifically target SAP AG's middle market clients. The Company also increased its global technology infrastructure and service and support group, which allows the Company to rapidly deploy and support new services. The Company expects that development expense will continue to increase in the future as the Company expands its service offerings.

                           DA CONSULTING GROUP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. -- (CONTINUED)

  General and administrative expense. General and administrative expense increased by $2.8 million, or 79.9%, from $3.5 million in the third quarter of 1997 to $6.2 million in the third quarter of 1998 and decreased as a percentage of revenue from 28.6% in the third quarter of 1997 to 28.4% in the third quarter of 1998. The increase in expense is attributable to the cost of building administrative infrastructure to support future growth.

  Operating income. Operating income increased by $1.3 million, or 167.2%, from $783,000 in the third quarter of 1997 to $2.1 million in the third quarter of 1998 and increased as a percentage of revenue from 6.5% in the third quarter of 1997 to 9.6% in the third quarter of 1998. This increase is composed of the changes described above.

  Other income (expense) net. Other income (expense), net changed from income of $21,000 in the third quarter of 1997 to expense of $12,000 in the third quarter of 1998. Interest (expense) income, net changed from expense of $49,000 in the third quarter of 1997 to income of $173,000 in the third quarter of 1998. The increase in interest income is due to investment earnings from the Company's investments of proceeds from the Offering, which was completed in April 1998, compared to borrowings on the Company's line of credit during the same prior year period.

  Provision for income taxes. The Company's effective tax rate was 40.6% in the third quarter of 1998 compared to 38.1% in the third quarter of 1997. The increase in the effective rate is due to increased federal, state and local taxes in foreign taxing jurisdiction.

  Net income. The Company's net income increased by $870,000, or 186.2%, from $468,000 in the third quarter of 1997 to $1.3 million in the third quarter of 1998. Diluted earnings per share increased from $0.09 in the third quarter of 1997 to $0.20 in the third quarter of 1998. The increase is composed of the changes described above.

 NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997.

  Revenue. Revenue increased by $26.1 million, or 86.9%, from $30.0 million in the first nine months of 1997 to $56.2 million in the first nine months of 1998. The increase was attributable to both an increase in volume of services and rate increases. The Company experienced growth in each of its three divisions. Revenues from the Americas Division increased by 84.2% from $19.5 million to $36.0 million; revenue from the EMEA Division increased by 96.2% from $7.8 million to $15.4 million; and revenue from the Asia Pacific Division increased by 79.1% from $2.7 million to $4.8 million. The Company opened two new offices (in San Francisco and Chicago) during the first nine months of 1998, increasing the total number of offices to 17.

  Gross profit. Gross profit increased by $13.6 million, or 101.6%, from $13.4 million to $26.9 million and increased from 44.4% of revenue in the first nine months of 1997 to 47.9 % in the first nine months of 1998. This increase in the gross profit margin is primarily attributable to rate increases in the Americas Division and increased staff utilization in both the Americas and EMEA Divisions.

  Sales and marketing expense. Sales and marketing expense increased $1.2 million, or 46.7%, from $2.6 million in the first nine months of 1997 to $3.8 million in the first nine months of 1998, and decreased as a percentage of revenue from 8.6% in the first nine months of 1997 to 6.7% in the first nine months of 1998. This decrease as a percentage of sales is primarily attributable to increased revenue.

                           DA CONSULTING GROUP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. -- (Continued)

  Development expense. Development expense increased $1.2 million, or 138.5%, from $836,000 in the first nine months of 1997 to $2.0 million in the first nine months of 1998. The increase is primarily attributable to the Company's expansion of its service offerings. These services include the Company's Fast Implementation Toolset (FIT). The Company also increased its global technology infrastructure and service and support groups which allows the Company to rapidly deploy and support new services. The Company expects that development expense will continue to increase in the future as the Company expands its service offerings.

  General and administrative expense. General and administrative expense increased by $7.8 million, or 92.6%, from $8.4 in the first nine months of 1997 to $16.2 million in the first nine months of 1998 and increased as a percentage of revenue from 28.0% in the first nine months of 1997 to 28.8% in the first nine months of 1998. The increase in expense is attributable to the cost of building administrative infrastructure to support future growth.

  Operating income. Operating income increased by $3.4 million, or 223.8%, from $1.5 in the first nine months of 1997 to $5.0 million in the first nine months of 1998 and increased as a percentage of revenue from 5.1% in the first nine months of 1997 to 8.8% in the first nine months of 1998.

  Other income (expense) net. Other income (expense), net increased from expense of $94,000 in the first nine months of 1997 to expense of $291,000 in the first nine months of 1998. Interest (expense) income, net increased from income of $31,000 in the first nine months of 1997 to income of $179,000 in the third quarter of 1998. The increase in interest income is due to investment earnings from the Company's investments of proceeds from the Offering, which was completed in April 1998.

  Provision for income taxes. The Company's effective rate increased slightly from 39.2% in the first nine months of 1997 to 39.8 % in the first nine months of 1998. The increase in the effective rate is due to increased federal, state and local taxes in foreign taxing jurisdiction.

  Net income. The Company's net income increased by $2.0 million, or 227.1%, from $891,000 in the first nine months of 1997 to $2.9 million in the first nine months of 1998. Diluted earnings per share increased from $0.18 in the first nine months of 1997 to $0.48 in the first nine months of 1998.

LIQUIDITY AND CAPITAL RESOURCES.

  The Company's cash and cash equivalents were $9.9 million at September 30, 1998 compared to $3.7 million at December 31, 1997. The Company's working capital was $26.4 million at September 30, 1998, compared to $4.1 million at December 31, 1997. The increases in cash and cash equivalents and working capital are primarily attributable to the proceeds from the Offering.

  The Company's operating activities provided cash of $604,000 for the nine months ended September 30, 1998, compared to $2.8 million used in operations for the same period in 1997. The decrease in cash used in operations resulted primarily from an increase in net income and from differences in the timing of payments of accounts payable and accrued liabilities and the timing of billings and collections in the nine months ended September 30, 1998, compared to the same period in 1997.

                           DA CONSULTING GROUP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. -- (Continued)

  Investing activities used cash of $13.4 million in the nine months ended September 30, 1998, compared to $1.6 million for the same period in 1997. The increase is due primarily to the purchase of new software system license and the investment of $10.0 million of proceeds from the Offering in available-for-sale securities.

  Financing activities provided cash of $19.3 million in the nine months ended September 30, 1998, compared to $3.0 million for the same period in 1997. The Company received approximately $21.1 million in proceeds from the consummation of the Offering during the nine months ended September 30, 1998. The Company received approximately $1.3 million in connection with private placements of shares of its common stock in February 1997. The Company used $3.2 million of the Offering proceeds to repay its revolving line of credit in April 1998, compared to borrowings of $2.2 million in the same prior year period. The Company has a $5.0 million unsecured revolving line of credit with a commercial bank, which bears interest at the prime rate of interest plus 0.5%. The Company utilizes this line of credit to finance a portion of its working capital needs. There was no outstanding balance as of September 30, 1998, compared to an outstanding balance of $3.2 million at December 31, 1997.

  During 1998, the Company expects to make $5.0 million in capital expenditures, primarily for office furniture, computer and office equipment, and leasehold improvements to support the anticipated growth in its professional and administrative staff. Capital expenditures in the first nine months of 1998 were $3.4 million. The Company believes that its current cash balances, cash from future operations, and its revolving lines of credit will be sufficient to meet the Company's working capital and cash needs for at least the next 12 months.

YEAR 2000 COMPLIANCE ISSUES.

Assessment: The Company is in the process of analyzing and identifying the full ramifications that the Year 2000 issue may have on its worldwide operations. Currently the major systems in use by the Company may be affected by the Year 2000 issue. However, by commencing the replacement program described below the Company has taken significant steps toward minimizing the risk associated with non-compliance.

Internal Project: During 1998, the Company began to implement plans to ensure that its systems continue to meet its internal and external requirements. During the third quarter of 1998, the Company commenced its worldwide business systems replacement project that will use programs from SAP America, Inc. ("SAP") whose software is Year 2000 compliant. Implementation of this SAP system is in its early stages but is scheduled for completion by mid-1999.

                           DA CONSULTING GROUP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. -- (Continued)


Internal systems: In addition to computer and software systems, the Company recognizes that the use of internal systems such as telephone systems and other business related items may be affected by the Year 2000 issue. The Company is currently addressing the potential affects and the cost to mitigate these affects, and believes that the necessary steps can be taken to upgrade or replace these items without material affect on the Company's financial position.

Third Parties: The Company will initiate communications with third parties with which the Company does business in order to identify, to the extent possible, the status of such parties Year 2000 readiness. However, the Company has limited or no control over the actions taken by these third parties, and accordingly, there can be no assurance that all third parties with which the Company does business will successfully resolve all of their Year 2000 compliance issues.
The failure of these third parties to resolve their Year 2000 compliance issues could have an adverse effect on the Company.

Contingency Plan: While the Company's intention is to address its Year 2000 issues prior to being affected by them, there can be no assurances as to the ultimate success of the Company's compliance efforts. Uncertainties exist as to the Company's ability to detect all Year 2000 problems. However, if in the future the Company identifies significant risks associated with Year 2000 or the progress of its current projects deviate from the expected timeline, the Company will develop a contingency plan at that time. Management believes that current monitoring and actions will provide ample response time to avoid material and adverse affects on the Company's business and financial results, however, the Company is unable to quantify at this time the potential effect of any customer or Company non-compliance on the Company's business or financial results.

Based on information available at this time, the Company believes that the total cost of addressing these issues will not have a material adverse affect on the Company's business or its related financial statements.

FORWARD LOOKING STATEMENTS.

  This Quarterly Report on Form 10-Q contains certain statements, that are not historical facts, which constitute forward-looking statements within the meaning of the Private Securities Legislation Reform Act of 1995 which provides a safe harbor for forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause the Company's actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. When used in this Report, the words "anticipate", "believe", "estimate", "expect",
"rapidly", and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements.

  Actual future results and trends may differ materially from historical results as a result of certain factors, including but not limited to: dependence on SAP AG and the ERP software market, risks associated with management of a geographically-dispersed organization, fluctuating quarterly results, the need to attract and retain professional employees, substantial competition, dependence on key personnel, risks associated with management of growth factors, rapid technological change, limited protection of proprietary expertise, methodologies and software, as well as those set forth in Management's Discussion and Analysis section of this Report and the Company's final prospectus, dated April 24, 1998, as filed with the Securities and Exchange Commission.

                           DA CONSULTING GROUP, INC.
                           PART II--OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  Exhibits

       27 - Financial Data Schedule.

  (b)  Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DA CONSULTING GROUP, INC.
Dated November 12, 1998
                                       By: /s/ Nicholas H. Marriner
                                          --------------------------------
                                                Nicholas H. Marriner
                                          President and Chief Executive Officer


                                       By: /s/ Michael J. Mackey
                                           -------------------------------
                                               Michael J. Mackey
                                           Chief Financial Officer, EVP Finance
                                               and Administration