Form 10-K
period 1998-12-31
DA CONSULTING GROUP INC
filed 1999-03-26
CIK 1051209

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

                               ----------------

[X]Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934

                  For the Fiscal Year Ended December 31, 1998

[_]Transition Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934

                 For the Transition Period from       to

                         Commission File No. 00-24055

                               ----------------

                           DA CONSULTING GROUP, INC.
              (Exact name of registrant as specified in charter)

                TEXAS                                  76-0418488
    (State or other jurisdiction               (IRS employer incorporation
         of or organization)                       identification No.)

  5847 San Felipe Road, Suite 3700,                        77057
           Houston, Texas                              (Zip Code)
   (Address of principal executive
               office)

      Registrant's telephone number, including area code: (713) 361-3000

          Securities Registered Pursuant to Section 12(b) of the Act:
                                     NONE

          Securities Registered Pursuant to Section 12(g) of the Act:

                                Title of Class:
                    COMMON SHARES, PAR VALUE $.01 PER SHARE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [_]

  As of March 24, 1999, the aggregate market value of the voting stock held by nonaffiliates was approximately $27,420,000.

  As of March 24, 1999, 6,550,074 shares of common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the definitive Proxy Statement for the Annual Meeting of
    Shareholders of DA Consulting Group, Inc. to be held on May 3, 1999 are incorporated by reference in Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           DA CONSULTING GROUP, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

                                     PART I

Item 1.Business...........................................................    3

Item 2.Properties.........................................................   14

Item 3.Legal Proceedings..................................................   15

Item 4.Submission of Matters to a Vote of Security Holders................   15

                                    PART II

Item 5.Market for the Company's Common Equity and Related Stockholder
 Matters..................................................................   15

Item 6.Selected Consolidated Financial Data...............................   16

Item 7.Management's Discussion and Analysis of Financial Condition And
 Results of Operations....................................................   18

Item 7A.Quantitative and Qualitative Disclosures About Market Risk........   26

Item 8.Financial Statements...............................................   26

Item 9.Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure.....................................................   26

                                    PART III

Item 10.Directors and Executive Officers of DA Consulting Group, Inc......   26

Item 11.Executive Compensation ...........................................   26

Item 12.Security Ownership of Certain Beneficial Owners and Management....   26

Item 13.Certain Relationships and Related Transactions....................   26

                                    PART IV

Item 14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K..   27

SIGNATURES................................................................   29

                                    PART I

ITEM 1. BUSINESS

  DA Consulting Group, Inc. (the "Company" or "DACG"(TM)) is a leading international provider of employee education and support solutions to companies investing in business information technology. Through its 863 employees in 17 offices worldwide, the Company provides employee support solutions to clients through customized change communications, education, and performance support services. Since 1988, the Company has provided services to over 350 clients, including more than 70 of the Fortune Global 500. The number of clients served by the Company has increased from 52 in 1994 to 216 in 1998. Clients added in 1998 included Nabisco, Eastman Kodak, Corning Consumer Products, Scott Paper Limited, Browning-Ferris Services, Inc., Great Spring Water of America (Perrier) and McKesson Corporation. The Company's client base is diversified, with its largest client representing less than 6% of the Company's revenue in 1998. Recognizing the global nature of the information technology market and the importance of being able to serve multi-national clients, the Company has built a substantial international presence. In addition to its six offices in the U.S., the Company has 11 offices in Canada, Mexico, the United Kingdom, France, South Africa, Australia, Singapore, and Venezuela.

  The Company was founded in 1984 in Houston, Texas as an employee support company providing documentation services to the oil and gas industry. In 1988, the Company expanded its employee support services to include training by providing a support solution in connection with one of the first major English language installations of SAP AG software in the world. Because of the substantial market opportunity represented by enterprise resource planning
(ERP) software, by 1990, the Company had made ERP end-user support its primary focus. In 1998, revenue from clients implementing SAP(TM) software represented 88% of the Company's billed consulting revenue. By focusing on end-user support, the Company has been successful in institutionalizing its knowledge base, and has developed content and reference materials, the DA Foundation(TM), that are applied in developing customized solutions for each client. The Company has also developed DA Cornerstone(TM), the Company's methodology for delivering consistently high quality service to its clients. More recently, the Company has broadened its complement of end-user support services by also providing change communications consulting and on-line help tools with CBT Systems and Centra Software strategic partnerships and by expanding its ERP capabilities to include applications such as J.D. Edwards, Baan, Oracle and PeopleSoft.

Market

  The global market for end-user performance support services for business information technology is large and highly fragmented. Providers include large international systems integrators which are focused on systems integration and implementation, but also provide end-user support as a secondary service. In addition, there are a large number of small organizations that specialize in employee support services, generally serving a limited geographic area and having a smaller base of technical and managerial resources. Companies implementing business information technology recognize the importance of end-user performance support services to the success of their technology implementations. Service providers having the dedicated resources and specialized skills to deliver these services effectively and consistently across a broad geographic area have gained a large share of this market.

  Many large and mid-sized businesses face a rapidly changing business environment, intense global competition, and accelerating technological change. To remain competitive, such businesses continually seek to improve the quality of products and services, lower costs, enhance employee efficiency, and increase value to customers. Businesses are implementing and utilizing advanced information technology solutions that enable them to redesign their business processes in such areas as product development, service delivery, manufacturing, human resources, and accounting. A central element of this redesigning process for many companies is the replacement of legacy systems with ERP software applications which offer the increased functionality and flexibility which is critical to the competitive needs of businesses. As a result of these factors, the market for business information technology is experiencing rapid growth.

  Industry sources estimate that the worldwide market for information technology training will be $21 billion in 1999 and is expected to grow at a compound annual rate of 12% through 2002 to $28 billion. The ERP related portion of the training market is 7%. The ERP software market leader is SAP, a German company with a 1998 market share estimated to have been approximately 34%. The next largest ERP software providers are Oracle with 14%, PeopleSoft, Inc. with 9%, J.D. Edwards with 7% and Baan with 5%.

  Because of the substantial effect technology changes have on workers' job functions, companies are increasingly recognizing the importance of providing their end-users, which include personnel and management across all business functions, with the training and tools necessary to utilize these newly implemented systems effectively. While it is a relatively small cost component of the overall information technology implementation, such training and tools are critical factors in companies achieving the expected returns on these substantial investments. Industry researchers are recommending that 15% of the expenses budgeted by companies for systems integration and implementation services be dedicated to training and tools. The Company believes that the percentage of expenditures is moving closer over time to this level as clients recognize the value of employee education.

Business Strategy

  The Company's goal is to be the worldwide leader in business information technology support solutions by providing services to clients in all major countries and languages. The Company's business strategy to achieve this goal includes the following key components:

  Expand and Diversify Beyond ERP into Support of Other Information Technologies. Since 1988, the Company has provided end-user support services in connection with ERP software implementations in more than 30 countries. The Company plans to extend its range and scope of service beyond ERP. In 1999, the Company will target new areas, specifically supply chain management and customer relationship management systems. Currently the Company is having discussions with potential partners in these front office systems areas. The Company believes that employee performance is the single most important factor enabling a business to realize the benefits of the considerable investments made in such business information technology. The Company believes that its substantial expertise, experience, and exclusive focus on providing employee support services enhance its competitive position and will allow it to continue to benefit from the rapid growth in the market for its services.

  Expand Extensive International Presence. Since 1994, when the Company had two offices in the United States and one office in the United Kingdom, the Company has expanded its presence to 17 offices located in ten countries across North America, South America, Australia, Asia, Europe, and Africa. The Company initially enters a new geographic market using its mobile consulting staff to serve the specific needs of a current client. When justified by ongoing market demand, the Company will establish a new office that it builds predominantly with DACG-trained local professionals after initially using senior Company consultants. The Company believes that its ability to provide consistently high-quality support services internationally is an important factor in attracting multinational clients with requirements for the Company's services across diverse geographic locations. The Company intends to continue to open new offices in strategically important locations with particular near-term focus on expanding its presence in the United States, Latin America, and Asia. See "Company Organization and Project Management and Methodology" and "Properties." See also "Geographic Financial Data" in Notes to the Consolidated Financial Statements for information regarding foreign and domestic operations and export sales.

  Maintain and Expand Strong Relationships with ERP Software Vendors and Existing Clients. Since 1988, the Company has provided support solutions to clients installing SAP, while expanding its range of services to support implementations of all other leading ERP applications developers, including J.D. Edwards (1996), Oracle (1996), Baan (1997) and PeopleSoft, Inc. (1998). Because the quality of end-user performance support can substantially impact the success of an ERP installation, SAP has developed its own list of a limited number of preferred or qualified service providers. DACG is recognized by SAP as a Global Consulting Partner. The

Company believes that this status is important in enabling it to receive referrals from SAP for new business opportunities. In December, the Company was named a Global Education Services Alliance Partner with PeopleSoft, Inc. The Company is the only global education specialist to have achieved this status with PeopleSoft and SAP. See "Sales and Marketing." In 1999, the Company intends to refocus key sales people to concentrate on account management at large multi-national accounts and within specific industry verticals. This approach means the Company will grow its business by delivering expanded services and obtaining repeat business with its clients.

  Leverage Large, Diversified, Blue-Chip Client Base. Since 1988, the Company has provided services to over 70 of the Fortune Global 500 companies (including three of the top ten) as well as many other large companies worldwide. This blue-chip client base provides the Company with substantial credibility when soliciting business from potential new customers and has proven to be an important source of referrals. In addition, these customers often have geographically dispersed organizations with large numbers of employees requiring performance support services and staged multi-year ERP information technology implementation cycles, thereby providing the Company with a source of follow-on revenue opportunities. The Company's client base is diversified in that the ten largest clients, in the aggregate, accounted for approximately 31% of the Company's revenue in 1998. The Company's largest client accounted for less than 6% of the Company's revenue in 1998. See "Clients."

  Expand the Organization. The Company's professional staff has grown from 181 as of December 31, 1994 to 863 as of December 31, 1998 and its full-time sales staff has grown from five as of December 31, 1994 to 27 as of December 31, 1998. The Company intends to continue to expand and refine its recruiting process to attract the best available consulting and sales staff. When opening new offices, the Company uses core groups of existing senior Company consultants in order to transfer its strong corporate culture and its commitment to high quality service to new personnel in geographically and culturally disparate locations. In addition, DACG has developed a comprehensive series of training programs covering technical skills, project methodologies, and management and sales techniques to accelerate the development of its professional staff, expand their skills, and permit them to attain increasing levels of responsibility within the organization. The Company believes that its success in providing its employees with a challenging and fulfilling work environment, a competitive compensation structure, and broad-based equity ownership will help it achieve this expansion. See "Recruiting and Professional Development."

  Extend Service Offerings. The Company has a significant commitment to continual expansion of its service offerings. Research and development are focused on three main areas: (1) the development of technology-based solutions that allow the Company's consultants to generate improved efficiencies as they develop employee support solutions for clients; (2) the development of tools and content specific to the ERP applications produced by all of the major ERP vendors; and (3) the development of service solutions for areas complementary to existing businesses such as the development of intranet-based solutions for the delivery of end-user support services that support the Company's clients' needs for education and performance support beyond their ERP systems. The Company considers that its proprietary toolset, its relationship with CBT Systems to develop computer-based training titles, and its relationship with Centra Software to develop and market interactive web-based distance learning are important means of gaining market share in the growing market for complex business software. The Company is expanding service lines in the areas of change and knowledge management, customer relationship management, and supply-chain management.

Services

  The Company delivers employee support solutions designed to maximize the return on clients' business information technology investments while taking into account each client's individual needs, resources, and requirements. New business software has a significant direct impact on the working patterns of a corporation which must be managed in relation to both implementation of the software and support of that software over time. The Company performs a thorough review of the procedures and jobs that employees will need to perform and uses this information to develop the requisite end-user support solution for the client. Such solutions utilize the Company's proprietary methodology, DA Cornerstone, in the delivery of services consisting of change communications, education, and performance support programs developed by the Company.

  In response to the strong demand for SAP R/3 implementation using that vendor's AcceleratedSAP Roadmap(TM) Methodology, DACG introduced DA FIT/Fast Implementation Toolkit(TM) in 1998. DA FIT enables consultants to extract key information from AcceleratedSAP tools and processes and integrate it with DACG content and tools to quickly produce customized, effective end-user support solutions.

 Change Communications

  Clients introducing complex business software systems commit themselves to long-term change. Clients' employees are affected by this change, seeing it on the desktop in the form of new software functionality and in day-to-day business activities in the form of new procedures and policies. Typical approaches to managing this change focus on establishing executive management support. However, the key to successful business systems implementations is ensuring the support of end-users. Effective utilization of technology is critical to the success of business software investments. Accordingly, the Company's change communications programs are primarily focused on the end-user. Common change communications deliverables provided by the Company to its clients include kick-off meetings and speeches, facilitated collaborative work groups, multimedia presentations, video presentations, and newsletters. These deliverables, in addition to providing critical information, also serve to minimize a client's business disruption by preparing the employee for the impact of complex business software related changes.

  The business goals that drive the implementation of business software as identified by client executive management are used as the starting point for the development of change communications programs. An analysis is conducted that determines how the enterprise-wide issues presented by client management will impact each end-user's daily work routine. These issues are identified through the Company's use of facilitated collaborative workshops where the Company's staff work with client employees to identify areas of greatest concern. Based on this review, a specific change communications program is developed for each segment of the audience. This program ensures the progressive delivery of messages that start with the basic corporate message and then address issues that are specific to segments (such as the accounts receivable department) of the client's organization.

 Education

  The Company develops educational programs specific to each client's needs, taking into account the client's infrastructure and resources, the scope of the client's information technology system, and the client's language and culture. In order to influence the way an employee works and optimizes his or her utilization of a new system, educational programs are developed that focus on specific end-user job responsibilities, as well as on the overall business processes that impact the end-user. In developing educational content for a client, the Company utilizes its DA Foundation library which contains training content that addresses job roles and processes common to complex business software.

  The Company consults with the client to determine the appropriate media to use for delivering the educational content: instructor-led training; computer-based training; and/or distance learning. Virtually all the Company's clients utilize instructor-led training courses, which the Company customizes to meet the particular client's specifications and needs.

  Many companies, particularly those with large and geographically dispersed operations, find computer-based training to be an effective education delivery method from the standpoint of both cost and time. The Company believes that an integrated curriculum of instructor-led and computer-based training courses represents the optimal end-user education solution. The Company offers both custom and standardized computer-based training modules, utilizing the resources of the DA Foundation library. The Company has developed the standardized courseware under a co-development agreement with CBT Systems, one of the largest companies specializing in computer-based training development and distribution worldwide. Under the agreement, the Company and CBT Systems have jointly developed, in conjunction with SAP, a series of 20 computer-based training courses. The Company considers the development of computer-based training titles to be an important means of gaining market share in the growing ERP middle market as standardized computer-based courses represent a less expensive means of training for clients that do not require a customized solution.

  Through a collaboration with Centra Software Inc. utilizing its Symposium software, the Company also uses distance learning as a method to distribute educational content within client organizations. Distance learning solutions are most often utilized by companies with remote user audiences and require only basic information technology infrastructures because they involve distributing content by using wide area networks, corporate intranets, and audio conferencing technology. Typically a client implementing an ERP system or another new business technology will have the required infrastructure. Distance learning or "e-learning" is effective in situations where travel, time away and cost are important.

 Performance Support

  A critical component of the Company's end-user support solution is the documentation of business processes that affect end-users. This documentation is designed to assist workers in performing their jobs following training. In utilizing a new system, end-users of technology frequently encounter situations in which they require assistance. In order to limit workers' downtime and provide workers with easy access to assistance, paper-based and on-line references containing relevant policies, processes, and procedures are often the most effective aids. In coordination with the design of educational programs, the Company works with each client to assess the ongoing documentation and performance support needs of the particular audience of end-users. Utilizing the DA Foundation, the Company then develops support content for the client, creating a clearly defined set of policies, processes, and procedures relating the particular business software application.

  Based upon the client's information technology infrastructure, budget, and timing needs, the appropriate media for performance support is determined. Quick reference guides and printed documentation can deliver hard copy performance support. This type of performance support solution is most often used by those clients who have limited time frames in which to develop an end-user support solution. These clients can migrate to a more technologically advanced solution at a later date. More sophisticated performance support solutions can be delivered through the client's corporate intranet, where DACG will design and maintain a repository of the end-user support deliverables.

  DACG's most sophisticated performance support solution is an electronic performance support system ("EPSS") which provides comprehensive end-user support on demand at the desktop so that end-users can minimize interruptions in seeking help or information relating to a job task. End-users can access the EPSS from their own desktop and find the answers to the questions they have about a particular task. Building a comprehensive EPSS solution can be challenging and costly. To simplify its development, the Company has created a proprietary software technology, DA Passport(TM). DA Passport is context sensitive, which means it can track the location of the client end-users in the client's ERP system, in order to provide support based on the particular application being run, thereby allowing the Company to create customized ERP end-user support accessible at a transactional or task level. The Company can link system task, business procedure, training, and computer-based training files to ERP transactions using the DA Passport technology. A DA Passport solution is typically recommended to those clients that already have existing corporate intranets, although the Company can consult with a client to construct a corporate intranet site if required.

  The support content ultimately developed for each of the Company's clients is used to regularly update and expand the DA Foundation library. For example, although the Company currently utilizes DA Passport on SAP applications only, as it expands its service offerings to include support for other vendors' software, it will be able to utilize the DA Foundation library as the basis for expanding DA Passport to provide performance support content for other such software applications.

 Representative Engagements

  While each client project is different, the following case studies illustrate the range of support solution services the Company has provided to its clients.

  Cadbury-Schweppes PLC ("Cadbury"). United Kingdom-based Cadbury, the third largest soft drink vendor in the world, decided to replace its legacy computer systems with "Year 2000" compliant SAP ERP software. Starting with an initial engagement with Cadbury's subsidiary, Mott's Inc., the Company utilized 10 consultants over the course of eight months to develop a full suite of change communication, education, and performance support deliverables for Mott's Canadian SAP roll-out. Following successful delivery of this solution, the Company was retained by Mott's to deliver end-user support services for Mott's United States SAP rollout. The Company's North America Mobile Group supported these engagements. During this period, Cadbury acquired Dr. Pepper/Seven Up, Inc. and began to implement SAP within this organization from Dr. Pepper's base in Dallas. DACG was again retained to deliver end-user support services for this SAP installation. Working within an aggressive time schedule, DACG produced all training materials on time. Materials included instructor guides, participant handouts, training exercises, quick reference cards, the training system and on-line help. The Company's Dallas branch and its North America Mobile Group supported this engagement.

  Pfizer Canada, Inc. ("Pfizer"). During the 1990's, New York-based Pfizer Inc. has risen from No. 13 to No. 4 in worldwide prescription drug sales. To maintain its momentum and to prepare for aggressive growth, Pfizer recognized a need to fully integrate its financial, manufacturing and purchasing infrastructure. The ultimate goal is to be fully prepared for electronic commerce with a focus on customer service and to be fully compliant with all international pharmaceutical regulations. Pfizer's moved to the AS/400 platform from mainframe and standardized operations with ERP software from J.D. Edwards. As part of that process, Pfizer began a yearlong implementation of JDE Sales Order Processing, Accounts Receivable, Purchasing and Inventory Management modules for its Pharmaceutical and Consumer Health Care businesses. Initially, Pfizer planned to use internal resources for end-user education and performance support, but soon recognized the need for expert help. After a thorough evaluation of available resources, Pfizer chose DA Consulting Group Canada, Inc. DACG Canada helped Pfizer document and validate processes in accordance the U.S. Food & Drug Administration (FDA) and Canadian Ministry of Health regulations. DACG developed on-line performance support, produced training materials, developed classes and delivered instruction to over 50 end-users.

  Browning-Ferris Industries, Inc. ("BFI"). BFI is a leading North American waste services company, with annual revenues of $4.3 billion. During its thirty-year history, BFI has grown from a single truck residential waste collection firm to a global leader in collection, recycling and disposal of residential, commercial, industrial and medical waste. During much of its corporate history, BFI operated with a decentralized management philosophy. A heightened focus on customer service led to a re-engineering of BFI's business practices. Among its re-engineering efforts, BFI implemented SAP to help provide an integrated, centralized approach to information systems management. The integration involved 8 of SAP's business modules. BFI has completed its initial SAP integration and has begun a phased rollout, which will involve 400 locations and 3,000 to 5,000 end-users. Working with DACG, BFI has performed a thorough analysis of its training needs, developed documentation for SAP system tasks and BFI business procedures, and developed an on-line help system (DA Passport). DACG helped BFI trainers develop appropriate coursed and training exercises. End-user support programs have been delivered on time and within budget. BFI's re-engineering efforts are helping them enhance customer service, provide consistency of service delivery throughout its operation areas, and leverage the company's size to lower operating costs.

  Sterling Diagnostic Imaging, Inc. ("Sterling"). Sterling was created in 1996 from a spin off of the diagnostic imaging business of DuPont Medical Products. Today, Sterling employs over 2,100 people worldwide and is a leading global provider of health care delivery systems with products and services for conventional imaging, mammography, video and laser imaging and other specialty applications. DuPont continued providing certain business functions for Sterling, with the understanding the new company would have its own infrastructure within two years. Sterling selected SAP R/3 and began a global implementation of all SAP functionalities except HR. Because of the massive workload and critical time constraints, Sterling became one of the first worldwide AcceleratedSAP implementation sites. Sterling selected DA Consulting Group, Inc., to document Business Process Procedures (BPP), develop a performance support system, produce training materials and transfer knowledge from DACG consultants to the Sterling personnel who conducted classes. Sterling and DACG identified 250 BPP's and developed end-user education for each. Utilizing DACG methodology, the education component was compressed into extremely tight time schedules, ranging from two weeks to six weeks per class for course development through he completion of participant involvement. At the go-live date, 750 end-users were successfully prepared for the SAP cut-over. SAP America, Inc. nominated Sterling for consideration in the Smithsonian Institute's Computerworld Smithsonian Awards Competition, in recognition of Sterling's accomplishments utilizing the AcceleratedSAP methodology. Sterling was honored as a member of the 1998 innovation collection, which will be archived in the Smithsonian Permanent Research Collection in the National Museum of American History.

  Empresas Polar. Empresas Polar is the leading industrial conglomerate in Venezuela, with 40 companies involved in beverages, food products and related economic activities. Empresas Polar operates 25 plants, employs more than 18,000 people and produces four percent of Venezuela's gross domestic product
(GDP). The company has invested heavily in a high-tech production, marketing and service infrastructure and is continually seeking ways to maximize its return on investment. Additionally, Empresas Polar needed to make its computer systems Year 2000 compliant. Empresas Polar purchased SAP R/3 and began implementing the Materials Management, Financial Accounting, Controlling, Assets Management and Plant Maintenance modules as a pilot project in its beverage division. The pilot implementation project in the beverage division demonstrated the need for better employee education and support. Empresas Polar contracted DACG to provide change communication (including meeting facilitation and process discovery), end-user education and performance support services. Working with DACG, the company has now developed "points and issues" to be addressed with end-user education, Train-the-Trainer sessions and an interactive, on-line help system. All materials and performance support tools are being delivered in Spanish.

Clients

  The Company provides its support solution services around the world to large and mid-sized companies, many of which have information intensive, multinational operations. The Company has provided services to more than 350 clients, including many of the world's leading corporations, in a broad range of industries such as oil and gas, technology, pharmaceutical and chemicals, utilities, telecommunications, consumer products and manufacturing. The following is a representative list of the Company's clients served during 1998.

AlliedSignal Inc.     Cabletron Systems, Inc.     Lockheed Martin
BASF                  Cadbury-Schweppes PLC       McKesson Corporation
Baylor College of     Compaq Computer Corporation Montell Polyolefins Company
 Medicine             Hercules, Inc.              PetroFina SA
Berlex Laboratories   Hewlett-Packard Company     Volkswagen Bruxelles SA
Bristol-Myers Squibb  Kimball International
 Company
Browning-Ferris
 Industries

  The Company's ten largest clients, in the aggregate, accounted for approximately 53%, 34% and 31% of its revenue in 1996, 1997 and 1998, respectively. No single client of the Company accounted for more than 6% of the Company's revenue in 1998.

Company Organization and Project Management and Methodology

 Organization

  The Company divides its organization into three operating divisions: the Americas Division, which includes its North, South and Central America operations (comprised of nine offices); the EMEA Division, which includes its Europe, Middle East and Africa operations (comprised of five offices); and the Asia Pacific Division, which includes its Australia, New Zealand and Asia operations (comprised of three offices). Each division is headed by a member of the Company's management and is further divided into regions that are generally headed by a Company vice president. Regions are divided into branches, with each branch generally organized into five tiers: consultants, project leaders, project managers, operations managers and branch managers.

  Specifically defined responsibilities, communicated through formal training programs and review processes, exist at each level, providing the Company's employees with clearly defined roles and accountability for implementing and effectuating end-user support solutions world-wide. The operations manager, a designated senior individual with extensive project management experience, has primary responsibility for defining the scope of the engagement and satisfying client expectations regarding this scope. The operations manager also has responsibility for managing resource availability of staff from within the Company's organization and for managing project costs. The project manager has responsibility for the execution of the planned project and the production of all deliverables within budget and on-time. The project manager oversees project staffing and works with the operations manager to locate additional Company resources if required. Company wide executive management, strategic planning and financial administration are conducted from the Company's corporate headquarters in Houston, Texas.

 Project Methodology and Management

  The Company's DA Cornerstone project management methodology is a key component in its delivery of quality end-user support solutions to its clients. DA Cornerstone is DACG's comprehensive six phase, end-user support methodology that addresses key end-user support program deliverables, activities and milestones throughout the life cycle of a business information technology implementation. Each phase has associated tools that facilitate the completion of that phase's activities and deliverables.

DA Cornerstone phases include:

Analyze: The operations manager, together with the project manager or leader, analyzes the client needs, resources and requirements. Once this process is complete, the Company submits to the client an end-user support strategy document comprised of change communication, education and performance support strategies and deliverables for its approval.

Prototype and Design:  Once the change communication, education and performance support strategies are approved, the project manager or leader, with the support of the operations manager, designs deliverables and sets up appropriate development strategies for the support solution. The client must approve the end-user support program design.

Develop: The entire project team executes the change communications, education and performance support development strategies and submits all deliverables for frequent internal and client review.

Implement:             The entire project team delivers the change
                       communication, education program and performance support to the end-users.

Evaluate:              The operations manager and the project manager evaluate
                       the effectiveness of the end-user support program using appropriate tools.

Support: The operations manager and the project manager set up the post implementation, long-term maintenance strategy for the end-user support program.

  The Company's project staff develops each end-user support component through an iterative draft and review process that directly involves client end-users in the development of content specific to their needs. This review process typically consists of three stages and has quality control steps embedded in each stage as formal checkpoints. These checkpoints are intended to ensure that the client is satisfied with the deliverables, that the content is accurate and adheres to the Company's own standards, and that the project is delivered in a cost-effective and timely manner. The success of a given project engagement from a cost, time and client satisfaction perspective is the responsibility of the assigned operations and project managers.

Sales and Marketing

  The Company generates business through a field sales force which sells directly, pursues client and vendor referrals and trade show leads. In addition, the Company co-markets, in the form of joint sales calls and marketing materials, with ERP vendors, CBT Systems and Centra Software.

  The Company's direct sales efforts are performed worldwide by its 27 full-time sales personnel, each of whom has either a branch territory or regional focus. The sales personnel generate leads from several sources, including referrals from the Company's existing clients and from attendance at industry trade shows. Among its sales and marketing efforts, the Company's sales force has presented the Company's expertise at SAPPHIRE, the annual SAP America conference for SAP service providers and end-users. The Company also participates and has an opportunity to demonstrate its expertise at conferences around the world with all leading ERP vendors. The Company also uses web-based marketing, direct mail, advertising in trade magazines, corporate presentations, joint marketing events and networking through regional business communities to generate potential sources for new business.

  The Company's strategic business alliances, including those which the Company maintains with SAP, PeopleSoft, J.D. Edwards, CBT Systems and Centra Software, are a source of generating new business. DACG is recognized by SAP, PeopleSoft, Centra Software and J.D. Edwards as a preferred or qualified provider of end-user support services. DACG is recognized as a Global Consulting Partner by SAP and a Global Education Services Alliance Partner by PeopleSoft. In addition, the Company develops and delivers joint proposals with certain of these business alliance partners to potential clients. The proposals cover software applications, software implementation services and end-user support solutions. The Company has been successful in obtaining new business through these joint proposals.

  The Company's services require a substantial financial commitment by clients. Once a lead is generated, the Company endeavors to quickly understand the potential client's business needs and objectives in order to develop the appropriate solution and bid accordingly. The Company's operations and project managers are involved throughout the sales cycle to ensure mutual understanding of client goals, including time to completion and technological requirements. Sales cycles for end-user support solution projects typically last one to six months from the time the Company initially meets with a prospective client until the client decides whether to authorize commencement of an engagement. The retention of the Company typically occurs at the beginning of the design/prototype stage of the software implementation.

  Late in 1998, the Company began creating an account management sales structure, organized both by large, key international accounts and by vertical industries such as oil and gas, finance and public sector. The account management initiative involves transitioning selected sales people to account manager roles to generate repeat and maintenance engagements with both new and existing clients. This approach will leverage ongoing roll-outs of software within organizations and the maintenance needs in education for SAP, J.D. Edwards and PeopleSoft accounts.

Recruiting and Professional Development

  As of December 31, 1998, DACG's personnel consisted of 863 employees, 677 of which were professional staff, 32 of which were sales and marketing staff, 48 of which were research and development staff, and 106 of which were administrative staff. The Company believes that its success depends in large part on its attracting, retaining and motivating talented, creative and professional employees at all levels. The Company seeks to hire personnel with prior consulting experience in end-user education programs, education professionals with a background in information technology and information technology professionals with education or communication program experience. Strong project management, analytical and communications skills and meaningful international experience are also considered. Recruiting is coordinated globally through the Company's human resources department.

  Training and mentoring are integral parts of the Company's staff development program. The Company's training programs ensure that its professional staff understand the impact of technology on people, are able to communicate effectively at all levels within a client organization and have the ability to communicate with its clients' technical, business and management staff to provide value-added content. Ongoing training consists of a blend of in-house and external training. In-house training includes basic training, more detailed software education, project management, consultancy skills and leadership training. The use of DA Foundation materials and the application of performance support technologies such as DA Passport are also covered. In addition, all consultants are required to attend a DA Cornerstone methodology training program, and to be approved for its use before being assigned to any consulting project. External training programs focus on project and time management skills.

  The Company believes that its culture is central to its ability to attract and retain highly skilled and motivated professionals. Technical, management and sales training enable DACG professionals to expand their skills and attain increasing levels of responsibility within the organization. The technical career path provides opportunities for advancement outside the traditional management career ladder. The technical career path builds technical skills, provides compensation incentives and, at a macro level, supports the development of DACG's current and future core competencies. In 1998, the Company initiated a succession planning process which drives management and executive development. Through planned job assignment and rotations, special projects and structured development events, high potential management candidates are prepared to assume greater management roles. The Company attracts and motivates its professional and administrative staff by offering competitive packages of base and incentive compensation and benefits. All professional staff members are eligible for bonuses. The Company appreciates the importance of recognition and a promotion track for its administrative staff and fully integrates this staff into the conduct of its business. All of the Company's employees are eligible to receive stock options. As of December 31, 1998, employees, officers, directors and affiliates owned approximately 47% of the fully diluted equity of the Company.

Company Management

 Executive Officers

  Nicholas H. Marriner, 56, joined the Company in 1991 as its Financial Director and in 1993 became the Company's Chief Executive Officer. Until June 1996, Mr. Marriner was also a partner in Clark Whitehill Josolyne, an accounting firm which provides accounting services to the Company. See "Certain Relationships and Related Transactions." Mr. Marriner attended Leeds University and is a Fellow of the Institute for Chartered Accountants in the United Kingdom. Mr. Marriner is married to Ms. Pierpont.

  Patrick J. Newton, 32, joined the Company in London in 1991 as a consultant. He was promoted to Branch Manager of the Mobile Group in July 1995, to Vice President of the Mobile Group in January 1996, to President of the Americas Division in July 1996, and to Chief Operating Officer in January 1997. As Chief Operating Officer, he is responsible for the worldwide operations of the Company. Mr. Newton received his B.A. from Oxford University.

  Michael J. Mackey, 41, joined the Company in February 1997 as its Chief Financial Officer and is primarily responsible for the finance and administrative functions of the Company. Prior to joining the Company, from 1990 to 1996, Mr. Mackey was employed by Global Software, Inc., a technology company with consulting and products divisions, most recently as its Chief Financial Officer. Mr. Mackey received his B.S. from the University of Florida and his MBA from the University of Central Florida and is a Certified Public Accountant.

  Lisa L. Costello, 29, joined the Company as a consultant in February 1993. She assumed the position of Operations Manager of the Americas Division Mobile Group in January 1996. In July 1996 she was promoted to

Director of Research and Development for the Company's Americas Division. In January 1997, she was promoted to Vice President and, in August 1997, to Executive Vice President, Research and Development, with responsibility for research and development globally. Prior to joining the Company, from June 1991 to January 1993, Ms. Costello was a technical writer for Software Interfaces, Inc. Ms. Costello received her B.A. from the University of St. Thomas in Houston.

  Eric J. Fernette, 41, joined the Company as Executive Vice President, Human Resources in July 1997. Prior joining the Company, from 1987 to 1997, Mr. Fernette was employed by Compaq North America in various capacities, most recently as Director of Human Resources, North America Division. From 1979 to 1987, Mr. Fernette was a Human Resources Manager with ITT. Mr. Fernette received his B.S. from Arizona State University.

 Key Employees

  Thomas J. Brown, 50, joined the Company as consultant in October 1994. He occupied several positions in the Mobile Division and in 1997 was promoted to Vice President of the Southwest Region and later of the West Region, after a regional reorganization. In 1998, he was again promoted to his current position as President of the Americas Division. He received a B.A. from the University of Maryland, M.A. from Ball State University, and J.D. from Indiana University.

  Dilip Keshu, 36, joined the Company in November 1998 as the President of the Asia Pacific Division. Prior to joining the Company, Mr. Keshu was the Vice President and Managing of the ASEAN/South Asia Division of Baan Company. He also served on the Board of Directors of Baan Asia Pacific Pte. Ltd., Baan Malaysia and Baan Infosystems. From 1993 to 1996, he was a Regional Managing Director of Cincon Systems. He received is B.E. at UVCE in Bangalore, India and his Masters of Technology at the Indian Institute of Technology in Madras, India.

  Nim Sanghera, 33, joined the Company in January 1991 as a consultant in the London office. He was promoted to senior consultant and helped to set up the EC Mobile Branch, and then became its operations manager. After a stint as branch manager, he was promoted to associate vice president of Europe and most recently promoted to President of the Europe-Middle East-Africa (EMEA) Division. Prior to joining the Company he was working with Arthur Andersen as an Operations Accountant. He received his MA in Management at the University of Kent.

Research and Development

  DACG established a research and development department in 1995 to support and maintain its end-user support content and consulting methodologies. This department, which consisted of 48 persons as of December 31, 1998, is responsible for developing and maintaining DA Passport, DA Foundation, and the Company's consulting methodologies, including the development of the Company's proprietary toolset used for the rapid deployment of end-user support solutions. The department is also responsible for developing computer-based training in cooperation with CBT Systems and Centra Software.

  The Company's research and development department continually applies technology developments to the Company's content and tools. As technology has advanced, DACG has kept pace with this development, expanding its deliverables from traditional hard copy materials and instructor led training to include on-line documentation, multimedia training, EPSS, distance learning, web-based education and performance support solutions. During 1998, the Company developed FIT, distance learning products as well as continued work on systems with CBT and the Company's DA Passport product. The department also works directly with the Company's human resources department to ensure that the Company's consultants are trained to support each new release of the consulting methodologies. The Company considers research and development as a key to the expansion of its service offerings into change and knowledge management, supply-chain and customer relationship management. The Company plans to increase its expenditures in this area in 1999.

Competition

  The global market for end-user performance support services for business information technology is large, highly fragmented and is subject to low barriers to entry and rapid change. Providers include large international systems integrators, such as the consulting practices of the large international accounting firms, which are focused on systems integration and implementation but also provide end-user support as a secondary service. In addition, the Company competes with the professional services groups of many large technology and management consulting companies and many small organizations that specialize in employee support services. Clients may also elect to use internal resources to satisfy their needs for the services the Company provides. The competition for client assignments also comes from a number of companies which have significantly greater financial, technical and marketing resources and greater name recognition than the Company. The Company believes that the key competitive factors forming the basis upon which these companies compete are experience, reputation, industry focus, international presence, service and technology offerings, and price relative to the value of the services provided. The Company believes that it competes effectively and will continue to compete effectively with respect to each of these factors both in the United States and internationally.

Intellectual Property and Other Property Rights

  The Company relies on a combination of nondisclosure and other contractual arrangements and trade secret laws to protect its proprietary rights. The Company generally enters into confidentiality agreements with its key employees and clients, thereby seeking to limit distribution of proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use of and take appropriate steps to enforce its intellectual property rights. Software developed and other materials prepared by the Company in connection with client engagements are usually assigned to the Company's clients following the termination of the engagement. The Company retains the right to use the general know-how developed by the Company in the course of the engagement, and this accumulated knowledge is the basis for the DA Foundation. The Company also retains all rights to certain of its proprietary methodologies and software (such as DA Passport and computer-based training software), the benefit of which the Company provides to the client.

  DA Foundation(R), DA Team Teach(R) and DA Consulting Group(R) are registered trademarks and/or service marks of the Company. The Company also claims common law trademark rights in DACG(TM), the DACG(TM) logo, DA FIT/Fast Implementation Toolkit(TM), DA ASK(TM), DA Cornerstone(TM), DA Passport(TM) and DA Quickweb(TM), for which the Company has filed applications for federal registration in the United States Patent and Trademark Office. Furthermore, the Company claims common law trademark rights in the slogan Solutions for People and Technology, but has not decided at present to file applications for trademark registration. The Company holds no patents. The Company has registered the copyright in the computer programs titled "DA Basic Skills Training for SAP R/3" and "DA Basic Skills Training for SAP R/3 v2.0 US." The Company also claims the copyright in numerous other works and may elect to register such copyrights on a case-by-case basis.

ITEM 2. PROPERTIES

  Currently, the Company maintains 17 offices on six continents. The Company's headquarters is at 5847 San Felipe Road, Suite 3700, Houston, Texas, where it leases approximately 47,000 square feet of space. This lease expires in June 2004. The Company also maintains domestic offices in the metropolitan areas of Boston, Chicago, Dallas, Philadelphia and San Francisco, and foreign offices in Toronto, Mexico City, London, Paris, Melbourne, Sydney, Durban, Johannesburg, Cape Town, Singapore and Caracas. Each of these offices is located near one or more significant clients of the Company, and, except for Durban, have terms which will expire in between one and five years (exclusive of renewal options exercisable by the Company). The Company's strategy is to locate offices in areas where it has significant client work. All of the Company's offices are electronically linked together and have access to all of the Company's capabilities and core consulting tools. From time to time, the Company uses office space provided at client sites to facilitate performance of its services and maximize client contact. Where the Company operates in a country without an established office, operations are handled on a mobile basis with corporate support being delivered from one of its regional centers in Houston, London, Sydney or Johannesburg. The Company believes that its facilities are adequate for its current needs and that additional facilities can be leased to meet future needs.

ITEM 3. LEGAL PROCEEDINGS

  From time to time, the Company is a party to routine litigation in the ordinary course of business. The Company does not believe that such litigation will have a material effect on the financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock has traded on the Nasdaq Stock Market since its initial public offering on April 24, 1998. Its trading symbol is DACG. The following table sets forth, for each quarterly period indicated, the high and low last sale price for the common stock as reported by the Nasdaq National Market.

                                                                    High    Low
                                                                    -----  -----
      1998
        2nd Quarter (beginning April 24)........................... 18.50  13.00
        3rd Quarter................................................ 18.00  12.50
        4th Quarter................................................ 21.875 10.25
      1999
        1st Quarter (through March 24)............................. 21.00  7.625

  No dividends were declared on the Company's common stock during the year ended December 31, 1998, and the Company does not anticipate paying dividends in the foreseeable future.

  The number of shareholders of record as of March 24, 1999, was approximately 1800.

  The number of beneficial shareholders as of March 24, 1999, was approximately 1548.

ITEM 6. SELECTED COMBINED AND CONSOLIDATED FINANCIAL DATA

  The following selected consolidated financial statement data as of December 31, 1997 and 1998 and the three year period ended December 31, 1998 is derived from the audited consolidated financial statements of DA Consulting Group, Inc, and its subsidiaries (the "Company") included elsewhere herein. This information should be read in conjunction with such Consolidated Financial Statements and related notes thereto. The selected financial information as of December 31, 1994, 1995 and 1996, and for each of the years in the two year period ended December 31, 1995 has been derived from audited financial statements of the Company that have been previously included in the Company's reports under The Securities Exchange Act of 1934, that are not included herein. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                            Six Months Ended             Years Ended December 31,
                            Year Ended  --------------------------  -------------------------------------
                           December 31,  June 30,    December 31,
                               1994        1995          1995          1995       1996    1997     1998
                           ------------ ----------  --------------  -----------  ------- -------  -------
(in thousands, except per
       share data)         Combined(1)  Combined(1) Consolidated(1) Pro Forma(2)     Consolidated(1)
Income Statement Data:
 Revenue.................     $7,501      $6,299        $8,319        $14,618    $26,202 $44,204  $80,132
 Cost of revenue.........      4,028       3,412         4,249          7,661     14,190  24,063   40,812
                              ------      ------        ------        -------    ------- -------  -------
 Gross profit............      3,473       2,887         4,070          6,957     12,012  20,141   39,320
 Selling and marketing
  expense................        450         407           665          1,072      1,953   3,726    5,184
 Development expense.....         --         296           411            707      1,250   1,223    3,091
 General and
  administrative
  expense................      2,629       1,657         2,357          4,014      6,597  12,436   23,926
 Amortization
  expense(3).............         --          --           230            459        274      54       29
 Employee stock-related
  charge(4)..............         --          --            --             --      1,858     263       --
                              ------      ------        ------        -------    ------- -------  -------
 Operating Income........        394         527           407            705         80   2,439    7,090
 Other (expense) income,
  net....................        (77)        (23)          (61)           (84)        95    (135)      22
                              ------      ------        ------        -------    ------- -------  -------
 Income before taxes.....        317         504           346            621        175   2,304    7,112
 Provision for income
  taxes..................        119         189           228            250        141     896    2,813
                              ------      ------        ------        -------    ------- -------  -------
 Net income..............     $  198      $  315        $  118        $   371    $    34 $ 1,408  $ 4,299
                              ======      ======        ======        =======    ======= =======  =======
 Basic earnings per
  share(5)...............     $ 0.05      $ 0.09        $ 0.03        $  0.10    $  0.01 $  0.29  $  0.72
 Weighted average shares
  outstanding............      3,623       3,623         3,623          3,623      4,217   4,808    5,976
 Diluted earnings per
  share(5)...............     $ 0.05      $ 0.08        $ 0.03        $  0.10    $  0.01 $  0.28  $  0.69
 Weighted average shares
  outstanding............      3,868       3,868         3,868          3,868      4,462   5,053    6,233
Balance Sheet Data:
 Cash and cash
  equivalents............     $  104      $  585        $  592                   $ 2,199 $ 3,664  $ 9,971
 Working capital.........        313         315           761                     1,629   4,101   25,585
 Total assets............      1,784       3,211         5,440                     8,549  20,135   48,903
 Total debt..............        205         445           562                       731   3,970       --
 Shareholders' equity....        258         573         1,891                     3,071   7,943   34,944

-------
(1) Prior to July 1995, the Company's business was operated through four separate companies located in the United States (U.S.), the United Kingdom (U.K.), South Africa, and Australia (the "Predecessor Companies"). All of the Predecessor Companies were under common management. Prior to July 1995, three of the Predecessor Companies were controlled (based upon record ownership) by trusts, the sole beneficiaries of which were the controlling owners of the U.S. company and their children. As a result of a stock exchange transaction (the "Exchange Transaction") on July 1, 1995, the Predecessor Companies became wholly-owned subsidiaries of the Company. For accounting purposes, the acquisition of the U.S. company has been treated as a recapitalization of the U.S. company, and the U.S. company has been treated as the acquiror of the other three entities. As a result, the net assets of the U.S. company were carried forward at historical basis while the net assets of the acquired Predecessor Companies were recorded at fair market value using the purchase method of accounting. The financial data for the year ended December 31, 1994 and the six months ended June 30, 1995 represent the combined results of the Predecessor Companies prior to the Exchange Transaction; the financial data for the six months ended December 31, 1995 and the years ended December 31, 1996, 1997 and 1998 represent the consolidated results of the Company following the Exchange Transaction.
(2) The 1995 pro forma results of operations represent the combined results of the Predecessor Companies for the six months ended June 30, 1995 and the consolidated results of the Company for the six months ended December 31, 1995, which reflect the change in basis for the combined Predecessor Companies and amortization expense assuming the Exchange Transaction had occurred on January 1, 1995. The 1995 pro forma financial data have been presented since all of the entities were under common management and operated as one company for all of the years presented, and such data therefore represent a meaningful comparison with all of the years presented. As a result, the pro forma

    1995 results include a full year of amortization expense in 1995 rather than the six months of amortization expense actually incurred by the Company in 1995.
(3) In the Exchange Transaction, as described in note 1, the net assets of the three acquired Predecessor Companies were recorded at fair market value. As a result, the Company recorded $485,000 of goodwill which will be amortized over 25 years beginning July 1, 1995 and $510,000 of other intangible assets which were fully amortized between July 1, 1995 and June 30, 1997.
(4) Represents charges for stock awarded to employees and payments in lieu thereof. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." No additional awards will be made by the Company pursuant to such arrangements, which have been terminated. Any future awards are intended to be made in the form of stock options with exercise prices at the fair market value of the underlying stock pursuant to the Company's 1997 Stock Option Plan and any amendments or successors thereto.
(5) Basic and diluted earnings per share for 1997 on a pro forma basis would have been $0.31 and $0.29, respectively, to give effect to the sale of Common Stock (at an initial public offering price of $14.50 per share, less underwriting discounts and commissions and estimated offering expenses) to repay indebtedness and the associated reduction in interest expense as if such repayment had occurred on January 1, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this annual report on Form 10-K, including statements regarding development of the Company's services, markets, and future demand for the Company's services and other statements regarding matters that are not historical facts, are forward looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements are subject to substantial risks and uncertainties that could cause the Company's actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. When used in this report, the words "anticipate", "believe", "confident", "estimate", "expect", "hypothetical", "intend", "may", "potential", and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements.

  Actual future results and trends may differ materially from historical results as a result of certain factors, including but not limited to: dependence on SAP AG and the ERP software market, risks associated with management of a geographically-dispersed organization, fluctuating quarterly results, the need to attract and retain professional employees, substantial competition, uncertainties regarding the Company's ability to expand and diversify its business beyond ERP software, into support of other information technologies, dependence on key personnel, risks associated with management of growth factors, rapid technological change, limited protection of proprietary expertise, methodologies and software, as well as those set forth in Management's Discussion and Analysis section of this report and the Company's final prospectus dated April 24, 1998, as filed with the Securities and Exchange Commission.

Business

  The Company is a leading international provider of employee education and support solutions to companies investing in business information technology. Through its 863 employees in 17 offices worldwide, the Company provides employee support solutions through customized change communications, education, and performance support services to clients. Since 1988, the Company has provided services to over 350 clients, including more than 70 of the Fortune Global 500.

  The Company's revenue has increased from $7.5 million in 1994 to $80.1 million in 1998, representing a compound annual growth rate of 80.8% for the period and a 81.3% increase in 1998 from the prior year. This growth is attributable to various factors, including expansion of the Company's international presence through new office openings, increases in the number of projects completed by the Company for existing and new clients, expansion of the array of end-user support services provided by the Company to its clients, and broadening of the number of ERP vendors whose software implementations can be serviced by the Company (including Baan, J.D. Edwards, PeopleSoft and Oracle), as well as rapid growth in the ERP market. The Company is currently organized into three divisions: the Americas Division which includes its North, South, and Central America operations; the EMEA Division which includes its Europe, Middle East, and Africa operations; and the Asia Pacific Division which includes its Australia, New Zealand, and Asia operations. In 1998, the Americas, EMEA, and Asia Pacific Divisions represented 63.9%, 28.1%, and 8.0% of revenue, respectively. The number of clients served by the Company has increased substantially from 52 in 1994 to 216 in 1998. The Company's client base is diversified, with no single client representing more than 6.0% of revenues in 1998. To support its rapid growth, the Company has expanded its staff from 181 as of December 31, 1994 to 863 as of December 31, 1998.

  The Company derives substantially all of its revenue from fees for professional services related to supporting end-users in the implementation of ERP systems. Revenue from clients implementing SAP software represented 88% of billed consulting revenue for 1998. The majority of the Company's projects involve from three to 10 consultants, are generally completed in three months to two years, and result in revenue from $200,000 to $1.5 million. The Company often performs multiple projects for a client in support of a phased implementation of business information technology. The Company's services are generally provided pursuant to written contracts that can be terminated by the client with limited advance notice. In the event of such a termination by the client, the client remains obligated to pay for the services rendered to the client to the termination date. The Company generally bills its clients monthly for the services provided by its consultants at agreed upon rates, and where permitted, for expenses. The Company provides services to its clients primarily on a time and materials basis, although many of its contracts contain "not-to-exceed" provisions and Company performance obligations. The remainder of the Company's contracts are on a fixed-price basis, representing approximately 17% of the Company's total revenue for 1998. Revenue from time and materials engagements as well as revenue from fixed price contracts is recognized as services are performed and the realization of the revenue is assured. The Company also receives a small percentage of total revenue from license fees related to computer-based training products and other software products that are developed independently or are co-developed by the Company. The Company believes that such license fees, which are not currently material, may increase in the future.

  Cost of revenue includes compensation and benefits paid to the Company's professional staff and all direct expenses of performing project work. The Company's financial performance is highly dependent upon staff billing rates, costs, and utilization rates. The Company manages these parameters by establishing and monitoring project budgets and timetables and tracking staffing requirements for projects in progress and anticipated projects. Project terminations, completions, and scheduling delays may result in periods when consultants are not fully utilized. An unanticipated termination of a significant project could cause the Company to experience lower staff utilization. In addition, the establishment of new services or new offices, employee vacations and training, and increases in the hiring of consultants may result in periods of lower staff utilization and downward pressure on gross margins. The Company's professional staff are generally employed on a full-time basis, and therefore the Company incurs substantially all of its staff-related costs even during periods of low utilization. In the past, the Company has experienced some seasonality in its business, with somewhat lower levels of revenue and profitability in the first and fourth quarters of the year due to the timing of project start-ups and completions, as well as holidays and vacations.

  Selling and marketing expense relates principally to compensation and benefits paid to the Company's dedicated sales staff and all direct costs associated with the sales process. Development expense consists principally of compensation costs for the Company's in-house research and development and information technology and consulting services support teams. These personnel focus on development of methodologies and applications of new technologies, including development of computer-based training courseware and performance support software and content. Development expense also includes personnel who provide technical support for the Company's professional staff in the field. General and administrative expense consists principally of salaries and benefits for executive management and for accounting, administrative, human resources, and recruiting and training staff, as well as compensation for the senior management in each of the Company's divisions.

New Accounting Pronouncements

  In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities and is effective after June 15, 1999. As the Company is not presently involved in such instruments, adoption of this statement will not have a material impact on the Company's consolidated financial statements.

Results of Operations

  The following table sets forth, for the periods indicated, income statement data expressed as a percentage of revenue and the percentage change in such items versus the previous comparable period.

                                             Percentage of
                                                Revenue           Percentage
                                              Years Ended          Increase
                                             December 31,         (Decrease)
                                           -------------------  ---------------
                                                                          1997
                                                                1996 to    to
                                           1996   1997   1998    1997     1998
                                           -----  -----  -----  -------  ------
Revenue................................... 100.0% 100.0% 100.0%    68.7%   81.3%
Cost of revenue...........................  54.2   54.4   50.9     69.6    69.6
                                           -----  -----  -----
Gross profit..............................  45.8   45.6   49.1     67.7    95.2
Selling and marketing expense.............   7.5    8.4    6.5     90.8    39.1
Development expense.......................   4.8    2.7    3.9     (2.2)  152.7
General and administrative expense........  25.1   28.1   29.9     88.5    92.4
Amortization expense......................   1.0    0.1    0.0    (80.3)  (46.3)
Employee stock-related charge                7.1    0.6    0.0     nmf*    nmf*
                                           -----  -----  -----
Operating income(1).......................   0.3    5.5    8.8   2948.8   190.7
Other (expense) income, net...............   0.4   (0.3)   0.0   (242.1) (116.3)
                                           -----  -----  -----
Income before taxes.......................   0.7    5.2    8.8   1216.6   208.7
Provision for income taxes................   0.5    2.0    3.5    535.5   214.0
                                           -----  -----  -----
Net income(1).............................   0.2%   3.2%   5.3% 4,041.2%  205.3%
                                           =====  =====  =====

--------
 * Not material to the financial statements
(1) Exclusive of employee stock-related charges and amortization expense related to other intangible assets, operating income and net income would have increased 24.8% and 11.5%, respectively, in 1997 compared to 1996.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

  Revenue. Revenues increased by $35.9 million, or 81.3%, from $44.2 million in 1997 to $80.1 million in 1998. The increase was substantially attributable to an increase in volume of services and is to a lesser extent attributable to rate increases. The Company experienced growth in all of its divisions. Revenues from the Americas Division increased by 78.8% from $28.7 million to $51.2 million; revenues from the EMEA Division increased by 98.4% from $11.3 million to $22.5 million; and revenues from the Asia Pacific Division increased by 52.2% from $4.2 million to $6.4 million. The Company ended the 1998 period with 863 total employees, up from 568 employees at the beginning of the period. In addition, the Company opened four new offices during the period, and closed two smaller offices, increasing the total number of offices to 17.

  Gross profit. Gross profit increased by $19.2 million, or 95.2%, from $20.1 million in 1997 to $39.3 million in 1998, and increased from 45.6% of revenue in 1997 to 49.1% of revenue in 1998. The increase is primarily attributable to increased consultant productivity through use of the Company's tools developed to enhance software systems training.

  Selling and marketing expense. Selling and marketing expense increased by $1.5 million, or 39.1%, from $3.7 million in 1997 to $5.2 million in 1998, and decreased as a percentage of revenue from 8.4% in 1997 to 6.5% in 1998. The increase was primarily attributable to the growth of the Company's sales and marketing staff from 23 employees at December 31, 1997 to 27 at December 31, 1998 and the expenses associated with the expanded efforts of those employees.

  Development expense. Development expense increased by $1.9 million, or 152.7%, from $1.2 million in 1997 to $3.1 million in 1998, and increased as a percentage of revenue from 2.7% in 1997 to 3.9% in 1998. Development expense increased significantly during 1998 due to the expenditures related to developing key products including DA FIT and tools to facilitate distance learning. Development expense was also incurred for continued work on products co-developed with CBT Systems and continued work on the Company's DA Passport product. Development expense also includes expenses to develop a conversion plan for the Company's SAP system and support staff to introduce new products to the sales and field staff.

  General and administrative expense. General and administrative expense increased by $11.5 million, or 92.5%, from $12.4 million in 1997 to $23.9 million in 1998, and increased as a percentage of revenue from 28.1% in 1997 to 29.9% in 1998. Expenses were incurred to continue to build the organization to support the growth during 1998 and future years. Increases included support staff, the addition of four new offices and the expansion of corporate headquarters.

  Amortization expense. Amortization expense decreased by $35,000, or 64.8%, from $54,000 in 1997 to $29,000 in 1998, and decreased as a percentage of revenue from 0.1% in 1997 to 0.0% in 1998. The decrease reflected the completion by June 30, 1997 of the amortization of other intangible assets created as a result of the Exchange Transaction on July 1, 1995.

  Employee stock-related charge. While the Company incurred no employee stock-related charges in 1998, the Company did incur charges of $263,000 in 1997, related to stock awarded to employees and payments in lieu thereof. These charges had the effect of reducing net income by $163,000 in 1997.

  Operating income. Operating income increased by $4.7 million or 190.7%, from $2.4 million in 1997 to $7.1 million in 1998. Operating income, exclusive of employee stock-related charges and other intangible asset amortization, was 8.8% of revenue in 1998. On the same basis, operating income was $2.7 million in 1997 and was 6.2% percent of revenue.

  Other income (expense), net. Other income (expense), net increased from an expense of $135,000 in 1997 to an income of $22,000 in 1998. Interest income increased from $30,000 in 1997 to $299,000 in 1998, reflecting investment income from the investment of proceeds from the Company's initial public offering on April 24, 1998 (the "Offering").

  Provision for income taxes. The increase in the Company's effective tax rate from 38.9% in 1997 to 39.6% in 1998 primarily relates to increased foreign income.

  Net income. Net income was $4.3 million in 1998 compared to $1.4 million in 1997. Exclusive of the employee stock-related charges for other intangible asset amortization and for compensation charges related to stock awarded to employees and payments in lieu thereof, net income would have been $1.7 million in 1997.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

  Revenue. Revenues from the Americas Division increased by 84.2% from $15.6 million to $28.7 million; revenues from the EMEA Division increased by 27.3% from $8.9 million to $11.3 million; and revenues from the Asia Pacific Division increased by 142.6% from $1.7 million to $4.2 million. The Company ended the 1997 period with 568 total employees, up from 353 employees at the beginning of the period. In addition, the Company opened five new offices during the period, increasing the total number of offices to 15.

  Gross profit. Gross profit increased by $8.1 million, or 67.7%, from $12.0 million in 1996 to $20.1 million in 1997, and decreased slightly from 45.8% of revenue in 1996 to 45.6% of revenue in 1997.

  Selling and marketing expense. Selling and marketing expense increased by $1.8 million, or 90.8%, from $2.0 million in 1996 to $3.7 million in 1997, and increased as a percentage of revenue from 7.5% in 1996 to 8.4% in 1997. The increases were primarily attributable to a substantial increase in the Company's sales and marketing staff from 13 employees at December 31, 1996 to 23 at December 31, 1997.

  Development expense. Development expense decreased by $27,000, or 2.2%, from $1.3 million in 1996 to $1.2 million in 1997, and decreased as a percentage of revenue from 4.8% in 1996 to 2.7% in 1997. The decreases were primarily attributable to the reduction of certain in-house software development expenses in 1997 as a result of the Company's relationship with CBT Systems. This relationship enables the Company to outsource to CBT Systems the primary responsibility for developing SAP-related computer-based training software. Payments received for the sale of this software, net of any royalty due CBT Systems, are recorded as product revenue. The Company expects that development expense will increase both in dollars spent and as a percent of revenue in the future as the Company continues to expand its service offerings.

  General and administrative expense. General and administrative expense increased by $5.8 million, or 88.5%, from $6.6 million in 1996 to $12.4 million in 1997, and increased as a percentage of revenue from 25.1% in 1996 to 28.1% in 1997. The increases were primarily attributable to substantial expenditures in building the administrative infrastructure of the Company to support future growth. Of these expenditures, approximately 60% related to increases in the Company's management and administrative staff (including the hiring of a chief financial officer, corporate controller, and executive vice president for human resources and the appointment of an executive vice president for research and development and five members of senior divisional management) and the balance related to information technology infrastructure investments and increased occupancy costs related to the expansion of existing office space and the establishment of new offices.

  Amortization expense. Amortization expense decreased by $220,000, or 80.3%, from $274,000 in 1996 to $54,000 in 1997, and decreased as a percentage of revenue from 1.0% in 1996 to 0.1% in 1997. The decrease reflected the completion by June 30, 1997 of the amortization of other intangible assets created as a result of the Exchange Transaction on July 1, 1995.

  Employee stock-related charge. The Company incurred charges of $1.9 million and $263,000 in 1996 and 1997, respectively, related to stock awarded to employees and payments in lieu thereof. These charges had the effect of reducing net income by $1.2 million in 1996 and $163,000 in 1997.

  Operating income. Operating income increased by $2.4 million, from $80,000 in 1996 to $2.4 million in 1997. Exclusive of the non-recurring charges for other intangible asset amortization and for compensation charges related to stock awarded to employees and payments in lieu thereof, operating income increased by $544,000, or 24.8%, from $2.2 million in 1996 to $2.7 million in 1997 and decreased as a percentage of revenue from 8.4% in 1996 to 6.2% in 1997.

  Other income (expense), net. Other income (expense), net decreased from income of $95,000 in 1996 to expense of $135,000 in 1997. This change reflects increased borrowings to support the Company's growth in 1997.

  Provision for income taxes. The Company's effective tax rate decreased from 80.6% in 1996 to 38.9% in 1997, primarily due to the higher level of non-deductible amortization expense in 1996 than in 1997. Exclusive of the non-recurring charges for other intangible asset amortization and for compensation charges related to stock awarded to employees and payments in lieu thereof, the effective tax rates would have been 37.0% in 1996, and 38.3% in 1997.

  Net income. Net income was $1.4 million in 1997 compared to $34,000 in 1996. Exclusive of the non-recurring charges for other intangible asset amortization and for compensation charges related to stock awarded to employees and payments in lieu thereof, net income would have been $1.6 million in 1997 and $1.4 million in 1996, or $0.32 per share in both 1996 and 1997 on a diluted basis.

Quarterly Operating Results

  The following tables set forth unaudited income statement data for each of the eight quarters in the period beginning January 1, 1997 and ending December 31, 1998, as well as the percentage of the Company's total revenue represented by each item. In management's opinion, this unaudited information has been prepared on a basis consistent with the Company's audited annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this annual report on Form 10-K. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                     Three Months Ended
                         -----------------------------------------------------------------------------
                         March 31, June 30, Sept. 30, Dec. 31,  March 31, June 30,  Sept. 30, Dec. 31,
                           1997      1997     1997      1997      1998      1998      1998      1998
                         --------- -------- --------- --------  --------- --------  --------- --------
                                            (In thousands, except per share data)
Income Statement Data:
 Revenue................  $8,084    $9,987   $12,075  $14,148    $14,587  $19,703    $21,882  $23,960
 Cost of revenue........   4,553     5,609     6,540    7,361      7,740   10,278     11,231   11,563
                          ------    ------   -------  -------    -------  -------    -------  -------
 Gross profit...........   3,531     4,288     5,535    6,787      6,847    9,425     10,651   12,397
 Selling and marketing
  expense...............     724       898       956    1,148      1,221    1,214      1,346    1,403
 Development expense....     245       250       341      387        460      536        998    1,097
 General and
  administrative
  expense...............   2,354     2,558     3,450    4,074      4,169    5,803      6,211    7,743
 Amortization expense...      22        22         5        5          5        5          5       14
 Employee stock-related
  charge................      --        --        --      263         --       --         --       --
                          ------    ------   -------  -------    -------  -------    -------  -------
 Operating income
  (loss)................     186       560       783      910        992    1,867      2,091    2,140
 Other income (expense),
  net...................      (2)      (33)      (28)     (72)      (113)    (160)       161      134
                          ------    ------   -------  -------    -------  -------    -------  -------
 Income (loss) before
  taxes.................     184       527       755      838        879    1,707      2,252    2,274
 Provision (benefit) for
  income taxes..........      78       209       288      321        334      677        914      888
                          ------    ------   -------  -------    -------  -------    -------  -------
 Net (loss) income(1)...  $  106    $  318   $   467  $   517    $   545  $ 1,030    $ 1,338  $ 1,386
                          ======    ======   =======  =======    =======  =======    =======  =======
 Basic earnings (loss)
  per share.............  $ 0.02    $ 0.07   $  0.10  $  0.11    $  0.11  $  0.17    $  0.20  $  0.21
 Weighted average shares
  outstanding...........   4,808     4,808     4,808    4,808      4,808    5,978      6,555    6,547
 Diluted earnings (loss)
  per share.............  $ 0.02    $ 0.06   $  0.09  $  0.10    $  0.11  $  0.16    $  0.20  $  0.20
 Weighted average shares
  outstanding...........   5,053     5,053     5,053    5,053      5,053    6,264      6,822    6,800
                                                 As a Percentage of Revenue
                         -----------------------------------------------------------------------------
 Revenue................   100.0%    100.0%    100.0%   100.0%     100.0%   100.0%     100.0%   100.0%
 Cost of revenue........    56.3      56.7      54.2     52.0       53.1     52.2       51.3     48.3
                          ------    ------   -------  -------    -------  -------    -------  -------
 Gross profit...........    43.7      43.3      45.8     48.0       46.9     47.8       48.7     51.7
 Selling and marketing
  expense...............     9.0       9.1       7.9      8.1        8.4      6.2        6.2      5.9
 Development expense....     3.0       2.5       2.8      2.8        3.2      2.7        4.6      4.6
 General and
  administrative
  expense...............    29.1      25.9      28.6     28.8       28.6     29.5       28.4     32.3
 Amortization expense...     0.3       0.2       0.0      0.0        0.0      0.0        0.0      0.0
 Employee stock-related
  charge................     0.0       0.0       0.0      1.9        0.0      0.0        0.0      0.0
                          ------    ------   -------  -------    -------  -------    -------  -------
 Operating income
  (loss)................     2.3       5.6       6.5      6.4        6.8      9.5        9.6      8.9
 Other income (expense),
  net...................     0.0      (0.3)     (0.2)    (0.5)      (0.7)    (0.8)       0.7      0.6
                          ------    ------   -------  -------    -------  -------    -------  -------
 Income (loss) before
  taxes.................     2.3       5.3       6.3      5.9        6.0      8.7       10.3      9.5
 Provision (benefit) for
  income taxes..........     1.0       2.1       2.4      2.3        2.3      3.4        4.2      3.7
                          ------    ------   -------  -------    -------  -------    -------  -------
 Net income (loss)......     1.3%      3.2%      3.9%     3.6%       3.7%     5.2%       6.1%     5.8%
                          ======    ======   =======  =======    =======  =======    =======  =======

--------
(1) Exclusive of the amortization expense related to other intangible assets and employee stock-related charges, net income for the eight quarters ended December 31, 1997 would have been $433,000, $435,000, $387,000,
    $186,000, $123,000, $336,000, $467,000 and $680,000, respectively.

Liquidity and Capital Resources

  Since its inception, the Company has financed its operations and growth with cash flow from operations, supplemented by the issuance of Common Stock and by short-term borrowings under its revolving bank line of credit and from shareholders.

  The Company's cash and cash equivalents were $2.2 million as of December 31, 1996, $3.7 million as of December 31, 1997 and $10.0 million as of December 31, 1998. The Company's working capital was $1.6 million as of December 31, 1996, $4.1 million as of December 31, 1997 and $25.6 million as of December 31, 1998.

  The Company's operating activities provided cash of $5.8 million in 1998, compared with using cash of $2.4 million in 1997. The increase is primarily attributable to net income growth in addition to an improvement in the days sales outstanding. The Company's operating activities used cash of $2.4 million in 1997 compared to $1.9 million provided in 1996. The use of cash in operations in 1997 primarily resulted from an increase in receivables.

  The Company invested $17.4 million in 1998 compared to $2.0 million in 1997 and $709,000 in 1996. Of the $17.4 million, the Company invested $10.0 million from the proceeds from the Offering in short-term investments and $7.4 million in capitalized fixed assets, including the costs of implementing the Company's primary information system. The increases in the use of cash for investing activities in 1997 compared to 1996 resulted from increased purchases of computer and office equipment and leasehold improvements related to the expansion of the Company's business and the support of new office openings.

  The Company's financing activities provided cash of $18.6 million for 1998 and $5.9 million for 1997. The increase in cash from financing activities in 1998 resulted from private placements of shares and an initial public offering of common stock. Cash was used to repay notes payable and the revolving line of credit. In 1996, the Company's financing activities generated cash of $372,000 from funds borrowed from shareholders, the revolving line of credit and the issuance of stock.

  During 1996, the Company entered into a credit facility with a financial institution with a maximum credit limit of $1,000,000, which expired in March 1997. In March 1997 and September 1997, the Company amended and renewed the credit facility, increasing the available line from $1,000,000 to $3,500,000 and $5,000,000, respectively. Interest is payable monthly at prime plus 0.5% per year (9.0% and 8.25% at December 31, 1997 and 1998, respectively). The credit facility matures in November 2000 and is collateralized by the accounts receivable of the Company's North American operations. The debt on this line of credit was fully repaid during the year ended December 31, 1998. The balance outstanding on the line of credit at December 31, 1997 was $3,208,000.

  During 1999, the Company expects to make approximately $10.0 million in capital expenditures primarily for capitalized implementation costs of the Company's primary information system, computer and office equipment, and lease improvements to support the anticipated growth in its professional and administrative staff. Capital expenditures will be financed by a combination of available cash resources and lease financing. Capital expenditures in 1998 were $7.4 million.

  The Company believes its current cash and investment balances, cash provided by future operations, and its revolving line of credit, will be sufficient to meet the Company's working capital and cash needs for at least the next 12 months.

  The Company capitalizes software development costs beginning when product technological feasibility is established and concluding when the product is ready for general release. At such time, software development costs are amortized on the straight-line basis over a maximum of three years or the expected life of the product, whichever is less. In 1998, the Company capitalized $728,000 of implementation costs of the Company's primary information system. Amortization will begin in 1999 when the implementation is completed. Research costs related to software development are expensed as incurred. During 1997, the Company capitalized $141,000 of software development costs relating to computer-based training software development and its commencement of the development of packaged consulting applications.

  Because the Company has been and is currently able to match the local currency component of client engagements to the amount of operating costs transacted in local currency, the Company does not currently hedge against currency fluctuations.

YEAR 2000 COMPLIANCE ISSUES.

  Assessment: The Company has analyzed and identified the anticipated consequences that the Year 2000 issue may have on its worldwide operations. Currently the major systems in use by the Company may be affected by the Year 2000 issue. However, the Company has taken the significant steps described below toward minimizing the risk associated with non-compliance.

  Internal Project: During 1998, the Company began to implement plans to ensure that its systems continue to meet its internal and external requirements. During the third quarter of 1998, the Company commenced its worldwide business systems replacement project that will use programs from SAP America, Inc. whose software is Year 2000 compliant. Implementation of this SAP system is scheduled for completion by the third quarter of 1999.

  Internal Systems: In addition to computer and software systems, the Company recognizes that the use of internal systems such as telephone systems and other business-related items may be effected by the Year 2000 issue. The Company is currently addressing the potential effects and the cost to mitigate these affects, and believes that the necessary steps can be taken to upgrade or replace these items without material effect on the Company's financial position.

  Third Parties: The Company has initiated communications with third parties with which the Company does business in order to identify, to the extent possible, the status of such parties' Year 2000 readiness. Although these companies have confirmed that they will indeed be compliant by the Year 2000, the Company has limited or no control over the actions taken by these third parties. Accordingly, there can be no assurance that all third parties with which the Company does business will successfully resolve all of their Year 2000 compliance issues. The failure of these third parties to resolve their Year 2000 compliance issues could have an adverse effect on the Company. The Company's present analysis of its worst case scenario included Year 2000 failures in the telecommunications and electricity industries that may cause disruptions in the Company's operations, thus causing an inability to provide services to customers and temporary financial losses.

  Contingency Plan: While the Company is in the process of addressing its Year 2000 issues prior to being affected by them, there can be no assurances as to the ultimate success of the Company's compliance efforts. Uncertainties exist as to the Company's ability to detect all Year 2000 problems. If the progress of its current conversion project deviates from the expected timeline, the Company will implement its contingency plan to convert the one known existing non-compliant financial system over a one-month period. Management believes that current monitoring and actions provide ample response time to avoid material and adverse effects on the Company's business and financial results. However, the Company is unable to quantify at this time the potential effect of any customer or Company non-compliance on the Company's business or financial results. The Company has completed nearly 25% of its system conversions at December 31,1998.

  The expected cost of the Company's current systems conversion is approximately $6 million, in addition to $1.8 million expended in 1998. This conversion is not necessary in order for the Company to become Year 2000 compliant. The cost of converting the only non-compliant system would be nominal.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company holds short-term investments which consist of variable rate municipal debt instruments. The Company uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in market interest rates may have on the fair value of the Company's investments. At December 31, 1998, the potential decrease in the fair value of investments assuming a ten percent adverse change in the market rates is not significant.

ITEM 8. FINANCIAL STATEMENTS

  The financial statements of the Company are included in pages 29 through 44.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There were no changes in accountants, disagreements, or other events requiring reporting under this item.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF DA CONSULTING GROUP, INC.

  Information relating executive officers and certain significant employees is included herein. See "Business--Company Management". Information relating to the Company's directors is included in the Company's definitive Proxy Statement in connection with its 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 1998, under the captions "ELECTION OF DIRECTORS" and "CERTAIN RELATIONSHIPS AND TRANSACTIONS" is incorporated herein by reference in response to this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

  Information relating to executive compensation is set forth in the 1998 Proxy Statement under the captions "ELECTION OF DIRECTORS--Compensation of Directors" and "EXECUTIVE COMPENSATION" and is incorporated herein by reference in response to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information relating to ownership of Registrant's Common Stock by management and certain other beneficial owners is set forth in the 1998 Proxy Statement under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and is incorporated herein by reference in response to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information relating to certain relationships and related transactions is set forth in the 1998 Proxy Statement under the caption "CERTAIN RELATIONSHIPS AND TRANSACTIONS" and is incorporated herein by reference in response to this
Item 13.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Documents filed as a part of this Report.

    1. The following financial statements of the Company and the related report of independent accountants are filed herewith:

                                                                          Page
                                                                         Number
                                                                         ------
Report of Independent Accountants.......................................   30
Consolidated Financial Statements:
  Balance Sheets as of December 31, 1997 and 1998.......................   31
  Statements of Income for the years ended December 31, 1996, 1997, and
   1998.................................................................   32
  Statements of Stockholders' Equity for the years ended December 31,
   1996, 1997 and 1998..................................................   33
  Statements of Cash Flows for the years ended December 31, 1996, 1997
   and 1998.............................................................   34
  Notes to Consolidated Financial Statements............................   35

    2. Schedules for which provisions were made in accordance with applicable accounting regulations of the Securities and Exchange Commission are inapplicable and therefore have been omitted.


    3. Exhibits

  (a) Exhibits

     Exhibit No.                           Description
     -----------                           -----------
         1.1     --Form of Underwriting Agreement by and among the Company, the
                   Underwriters and the Selling Shareholders*
         3.1     --Amended and Restated Articles of Incorporation of the
                   Company*
         3.2     --Restated By-Laws of the Company
         4.1     --Specimen Stock Certificate*
         5.1     --Opinion of Pepper Hamilton LLP dated March 20, 1998*
         5.2     --Opinion of Pepper Hamilton LLP dated April 16, 1998*
        10.1     --1997 Stock Option Plan (including form of option
                   agreements)*
        10.2     --Employment Agreement between the Company and Nick Marriner*
        10.3     --Employment Agreement between the Company and Patrick J.
                   Newton*
        10.4     --Employment Agreement between the Company and Michael J.
                   Mackey*
        10.5     --Employment Agreement between the Company and Lisa L.
                   Costello*
        10.6     --Employment Agreement between the Company and Eric J.
                   Fernette*
        10.7     --Form of Consulting Agreement dated October 27, 1997, between the Company and Richard W. Thatcher, Jr.*
        10.8     --Letter Loan Agreement dated March 18, 1996 between
                   Documentation Associates, Inc. (now known as DA Consulting
                   Group (USA), Inc.) and Southwest Bank of Texas, N.A.*
        10.9     --First Amendment to Letter Loan Agreement, dated November,
                   1996, between D.A. Consulting Group, Inc. (now known as DA
                   Consulting Group (USA), Inc.) and Southwest Bank of Texas,
                   N.A.*
        10.10    --Second Amendment to Letter Loan Agreement, dated May 18,
                   1997, between D.A. Consulting Group, Inc. (now known as DA
                   Consulting Group (USA), Inc.) and Southwest Bank of Texas,
                   N.A.*
        10.11    --Third Amendment to Letter Loan Agreement, dated effective
                   May 1997, between D.A. Consulting Group, Inc. (now known as
                   DA Consulting Group (USA), Inc.) and Southwest Bank of Texas,
                   N.A.*

     Exhibit No.                          Description
     -----------                          -----------
        10.12    --Fourth Amendment to Letter Loan Agreement, dated effective
                   November 26, 1997, between D.A. Consulting Group, Inc. (now known as DA Consulting Group (USA), Inc.) and Southwest Bank of Texas, N.A.*
        10.13    --Continuing Guaranty, dated May 27, 1997, of DA
                   International, Inc. (now known as DA Consulting Group, Inc.)
                   in favor of Southwest Bank of Texas, N.A.*
        10.14    --Promissory Note, dated October 7, 1997, of D.A. Consulting
                   Group, Inc. (now known as DA Consulting Group (USA), Inc.)
                   payable to Heller Financial, Inc.*
        10.15    --Security Agreement, dated October 7, 1997, between D.A.
                   Consulting Group, Inc. (now known as DA Consulting Group
                   (USA), Inc.) and Heller Financial, Inc.*
        10.16    --Promissory Note dated August 8, 1997 from Michael J. Mackey to the Company in the original principal amount of $89,640*
        10.17    --Amended and Restated Employment Agreement between the
                   Company and Lisa Costello*
        10.18    --DA Consulting Group, Inc. Deferred Compensation Plan*
        10.19    --Amended and Restated 1997 Stock Option Plan*
        11.1     --Computation of Net Income Per Share dated January 9, 1998*
        11.2     --Computation of Pro Forma Earnings per Share dated March 2,
                   1998*
        11.3     --Computation of Pro Forma Earnings per Share dated March 31,
                   1998*
        11.4     --Computation of Pro Forma Earnings per Share dated April 22,
                   1998*
        16.1     --Letter re change in certifying accountants dated January 9,
                   1998*
        16.2     --Letter re change in certifying accountants dated March 30,
                   1998*
        21.1     --Subsidiaries*
        23.1     --Consent of PricewaterhouseCoopers LLP
        23.2     --Consent of Pepper Hamilton LLP (included in Exhibit 5.2)*
        24       --Power of Attorney (included on Signature Pages)*
        27       --Financial Data Schedule

--------
 *  Previously filed.

  (b) Financial Statement Schedules:

  All schedules have been omitted because they are not applicable, not required, or the required information is included in the Financial Statements or the notes thereto.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 1999.

                                          DA Consulting Group, Inc.
                                          (Registrant)

                                                /s/ Nicholas H. Marriner
                                          By:__________________________________
                                             Nicholas H. Marriner
                                             Chief Executive Officer and
                                             Director

                                                  /s/ Michael J. Mackey
                                          By:__________________________________
                                             Michael J. Mackey
                                             Chief Financial Officer,
                                             Executive Vice
                                             President, Finance and
                                             Administration,
                                             Treasurer and Secretary

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 26, 1999.

              Signature                      Title

     /s/ Nicholas H. Marriner        Chief Executive
-----------------------------------   Officer and
       Nicholas H. Marriner           Chairman of the
                                      Board

       /s/ Michael J. Mackey         Chief Financial
-----------------------------------   Officer, Executive
         Michael J. Mackey            Vice President--
                                      Finance and
                                      Administration,
                                      Treasurer and
                                      Secretary

       /s/ Patrick J. Newton         Director, President
-----------------------------------   and Chief Operating
         Patrick J. Newton            Officer

      /s/ Nigel W. E. Curlet         Director
-----------------------------------
        Nigel W. E. Curlet

     /s/ Gunther E. A. Fritze        Director
-----------------------------------
       Gunther E. A. Fritze

     /s/ Virginia L. Pierpont        Director
-----------------------------------
       Virginia L. Pierpont

   /s/ Richard W. Thatcher, Jr.      Director
-----------------------------------
     Richard W. Thatcher, Jr.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of DA Consulting Group, Inc.

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity, and cash flows present fairly, in all material respects, the financial position of DA Consulting Group, Inc. and its subsidiaries (the "Company") at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 19, 1999

                           DA CONSULTING GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                      (in thousands, except share amounts)

                                                                 Years ended
                                                                December 31,
                                                               ----------------
                            ASSETS                              1997     1998
                            ------                             -------  -------
Current Assets:
  Cash and cash equivalents................................... $ 3,664  $ 9,971
  Short-term investments......................................      --   10,033
  Accounts receivable:
    Trade, net................................................  10,934   15,980
    Other.....................................................     800       35
  Unbilled revenue............................................     645    1,589
  Income taxes receivable.....................................      --    1,310
  Prepaid expenses and other current assets...................     250      626
                                                               -------  -------
    Total current assets......................................  16,293   39,544
                                                               -------  -------
  Property and equipment, net.................................   2,507    8,759
  Other assets................................................     898      182
  Intangible assets, net......................................     437      418
                                                               -------  -------
      Total assets............................................ $20,135  $48,903
                                                               =======  =======
             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
Current Liabilities:
  Revolving line of credit.................................... $ 3,208  $    --
  Note payable................................................     762       --
  Accounts payable............................................   1,841    2,954
  Accrued expenses............................................   5,517    8,903
  Deferred income.............................................     312    1,345
  Income taxes payable........................................     333      592
  Deferred income taxes.......................................     219      165
                                                               -------  -------
    Total current liabilities.................................  12,192   13,959
                                                               -------  -------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $0.01 par value: 10,000,000 shares
   authorized.................................................      --       --
  Common stock, $0.01 par value: 40,000,000 shares authorized;
   4,829,191 and 6,571,777 shares issued and 4,808,475 and
   6,550,074 shares outstanding...............................      48       65
  Additional paid-in capital..................................   6,449   29,359
  Retained earnings...........................................   2,099    6,398
  Accumulated other comprehensive income......................     (59)    (762)
  Treasury stock, at cost: 20,716 and 21,703 shares...........     (91)    (116)
  Notes receivable from shareholders..........................    (503)      --
                                                               -------  -------
    Total shareholders' equity................................   7,943   34,944
                                                               -------  -------
      Total liabilities and shareholders' equity.............. $20,135  $48,903
                                                               =======  =======

   The accompanying notes are an integral part of the consolidated financial statements.

                           DA CONSULTING GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                    (in thousands, except per share amounts)

                                                       Years ended December
                                                                31,
                                                      -------------------------
                                                       1996     1997     1998
                                                      -------  -------  -------
Revenue.............................................. $26,202  $44,204  $80,132
Cost of revenue......................................  14,190   24,063   40,812
                                                      -------  -------  -------
  Gross profit.......................................  12,012   20,141   39,320
Selling and marketing expense........................   1,953    3,726    5,184
Development expense..................................   1,250    1,223    3,091
General and administrative expense...................   6,597   12,436   23,926
Amortization expense.................................     274       54       29
Employee stock-related charge........................   1,858      263       --
                                                      -------  -------  -------
  Operating income...................................      80    2,439    7,090
Interest (expense) income, net.......................     (37)      30      299
Other (expense) income, net..........................     132     (165)    (277)
                                                      -------  -------  -------
  Total other (expense) income, net..................      95     (135)      22
                                                      -------  -------  -------
    Income before taxes..............................     175    2,304    7,112
                                                      -------  -------  -------
Provision for income taxes:
  Current provision..................................     281      888    2,867
  Deferred provision (benefit).......................    (140)       8      (54)
                                                      -------  -------  -------
    Provision for income taxes.......................     141      896    2,813
                                                      -------  -------  -------
    Net income....................................... $    34  $ 1,408  $ 4,299
                                                      =======  =======  =======
Basic earnings per share............................. $  0.01  $  0.29  $  0.72
Weighted average shares outstanding..................   4,217    4,808    5,976
Diluted earnings per share........................... $  0.01  $  0.28  $  0.69
Weighted average shares outstanding..................   4,462    5,053    6,233


   The accompanying notes are an integral part of the consolidated financial statements.

                           DA CONSULTING GROUP, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (in thousands)

                           Common                        Accumulated    Treasury        Notes
                           Stock    Additional              Other        Stock        Receivable      Total
                         ----------  Paid-In   Retained Comprehensive -------------      From     Shareholders'
                         Number Par  Capital   Earnings    Income     Number  Cost   Stockholders    Equity
                         ------ --- ---------- -------- ------------- ------  -----  ------------ -------------
Balance as of December
 31, 1995............... 4,200  $42  $ 1,269    $  657      $ (77)       --   $  --      $ --        $ 1,891
 Stock contribution.....    --   --       28        --         --     1,170     (28)       --             --
 Issuance of common
  stock.................   235    2    1,490        --         --      (949)     23      (413)         1,102
 Net income.............    --   --       --        34         --        --      --        --             34
 Foreign currency
  translation
  adjustment, net of
  taxes of $182.........    --   --       --        --         44        --      --        --             44
                         -----  ---  -------    ------      -----     -----   -----      ----        -------
Balance as of December
 31, 1996............... 4,435   44    2,787       691        (33)      221      (5)     (413)         3,071
 Issuance of common
  stock.................   394    4    3,662        --         --      (218)      5       (90)         3,581
 Employee stock
  repurchases...........    --   --       --        --         --        18     (91)       --            (91)
 Net income.............    --   --       --     1,408         --        --      --        --          1,408
 Foreign currency
  translation
  adjustment, net of
  taxes of $17 .........    --   --       --        --        (26)       --      --        --            (26)
                         -----  ---  -------    ------      -----     -----   -----      ----        -------
Balance as of December
 31, 1997............... 4,829   48    6,449     2,099        (59)       21     (91)     (503)         7,943
 Issuance of common
  stock................. 1,743   17   21,129        --         --        --      --        --         21,146
 Income tax benefit
  related to restricted
  stock plan............    --   --    1,781        --         --        --      --        --          1,781
 Employee stock
  repurchases...........    --   --       --        --         --         1     (25)       --            (25)
 Repayment of
  stockholder notes
  receivable............    --   --       --        --         --        --      --       503            503
 Net income.............    --   --       --     4,299         --        --      --        --          4,299
 Foreign currency
  translation
  adjustment, net of
  taxes of $459.........    --   --       --        --       (703)       --      --        --           (703)
                         -----  ---  -------    ------      -----     -----   -----      ----        -------
Balance as of December
 31, 1998............... 6,572  $65  $29,359    $6,398      $(762)       22   $(116)     $ --        $34,944
                         =====  ===  =======    ======      =====     =====   =====      ====        =======


   The accompanying notes are an integral part of the consolidated financial statements.

                           DA CONSULTING GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                       Years ended December
                                                               31,
                                                      ------------------------
                                                       1996    1997     1998
                                                      ------  -------  -------
Cash flows from operating activities:
  Net income......................................... $   34  $ 1,408  $ 4,299
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization....................    395      453    1,138
    Deferred income taxes............................   (140)       8      (54)
    Loss on sale on fixed assets.....................     --       --       (1)
    Stock awarded to employees.......................    898       --       --
    Changes in operating assets and liabilities:
      (Increase) in accounts receivable and unbilled
       revenue.......................................   (861)  (7,872)  (5,225)
      (Increase) decrease in prepaid expenses and
       other current assets..........................   (328)     151     (376)
      (Increase) in other assets.....................     --      (45)    (193)
      Increase in accounts payable and accrued
       liabilities...................................  1,919    3,083    4,499
      Increase in deferred income....................     --      312    1,033
      Increase (decrease) in income taxes payable....    (17)      72      730
                                                      ------  -------  -------
        Total Adjustments............................  1,866   (3,838)   1,551
                                                      ------  -------  -------
        Net cash provided by (used in) operating
         activities..................................  1,900   (2,430)   5,850
                                                      ------  -------  -------
Cash flows from investing activities:
  Proceeds from sale of property and equipment.......     17       --       39
  Purchases of short-term investments................     --       --  (10,033)
  Purchases of property and equipment................   (726)  (1,955)  (7,398)
                                                      ------  -------  -------
    Net cash used in investing activities............   (709)  (1,955) (17,392)
                                                      ------  -------  -------
Cash flows from financing activities:
  Net proceeds from (repayments of) revolving line of
   credit............................................    125    2,833   (3,208)
  Proceeds from (repayments of) note payable.........     --      762     (762)
  Proceeds from (repayments of) notes payable to
   shareholders......................................     43     (356)      --
  Repayments of notes receivable from shareholders...     --       --      503
  Issuance of stock..................................    204    3,581   25,268
  Employee stock repurchases.........................     --      (91)     (25)
  Offering costs.....................................     --     (853)  (3,224)
                                                      ------  -------  -------
    Net cash provided by financing activities........    372    5,876   18,552
                                                      ------  -------  -------
Effect of changes in foreign currency exchange rate
 on cash and cash equivalents........................     44      (26)    (703)
                                                      ------  -------  -------
    Increase in cash and cash equivalents............  1,607    1,465    6,307
Cash and cash equivalents at beginning of year.......    592    2,199    3,664
                                                      ------  -------  -------
Cash and cash equivalents at end of year............. $2,199  $ 3,664  $ 9,971
                                                      ======  =======  =======

   The accompanying notes are an integral part of the consolidated financial statements.

                           DA CONSULTING GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Nature of Operations & Basis of Presentation

  DA Consulting Group, Inc. and its subsidiaries (the "Company") is a leading international provider of employee education and end-user support solutions to companies which are implementing enterprise resource planning software systems and other business information technology systems.

 Management Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

 Short-Term Investments

  Short-term investments are those, that when purchased, have maturities greater that three months. As of December 31, 1998, the short-term investments consist of variable rate municipal debt instruments, which result in no unrealized holding gains or losses. As the Company does not intend to hold the investments until their stated maturity dates, the Company has classified all investments as available-for-sale. The Company records its short-term investments at cost, which approximates market value and is determined using the specific identification method.

 Property and Equipment

  Property and equipment are stated at cost. Expenditures for substantial renewals and betterments are capitalized, while repairs and maintenance are charged to expense as incurred. Assets are depreciated or amortized using the straight-line method for financial reporting purposes and accelerated methods for tax purposes over their estimated useful lives ranging from three to seven years. Gains or losses from disposals of property and equipment are reflected in income.

 Software Development Costs

  The Company capitalizes software development costs beginning when product technological feasibility is established and concluding when the product is ready for general release. At such time, software development costs are amortized on the straight-line basis over a maximum of three years or the expected life of the product, whichever is less. In 1998, the Company capitalized $728,000 of implementation costs of the Company's primary information system. Amortization will begin in 1999 when the implementation is completed. Research costs related to software development are expensed as incurred. During 1997, the Company capitalized $141,000 of software development costs relating to computer-based training software development and its commencement of the development of packaged consulting applications.

 Income Taxes

  The Company recognizes deferred income taxes for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are

                           DA CONSULTING GROUP, INC.

determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

 Foreign Currency Translation

  For the Company's foreign subsidiaries, the local currency is the functional currency. Assets and liabilities are translated at year-end exchange rates, and related revenue and expenses are translated at the average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in shareholders' equity.

 Concentration of Credit Risk

  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and trade accounts receivable. The Company maintains cash deposits and short-term investments, which exceed Federally insured limits, with several major financial institutions. Management periodically assesses the financial condition of the financial institutions and investees and believes that any possible credit risk is minimal. The Company performs ongoing credit evaluations of its clients and generally does not require collateral for services. Bad debts have not been significant in relation to the volume of revenue.

 Fair Value of Financial Instruments

  The carrying amounts of cash and cash equivalents, accounts receivable, revolving line of credit, and accounts payable approximate fair values due to the short-term nature of these instruments. The estimated fair values of these instruments have been determined by the Company using available market information.

 Revenue Recognition

  The majority of the Company's contracts with clients are based on time and expenses incurred with the remainder of the revenue generated from fixed price contracts. Accordingly, service revenue under both types of contracts is recognized as services are performed and the realization of the revenue is assured. Contract costs include direct labor costs and reimbursable expenses, and those indirect costs related to contract performance such as indirect labor. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Unbilled revenue represents the revenue earned in excess of amounts billed and deferred income represents billings in excess of revenue earned. Revenue includes reimbursable expenses directly incurred in providing services to clients. Revenue attributable to reimbursable expenses amounted to $1,664,000, $3,680,000 and $7,745,000 for the years ended December 31, 1996,
1997 and 1998, respectively. The Company recognizes product revenue upon shipment of the product to the client.

 Significant Clients

  No individual client accounted for more than 10% of consolidated revenue for any period presented.

 Segment Information

  The Company operates within one industry segment.

                           DA CONSULTING GROUP, INC.

 Earnings Per Share

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 specifies the computation, presentation and disclosure requirements of earnings per share and supercedes Accounting Principles Board Opinion No. 15, Earnings Per Share. SFAS No. 128 requires a dual presentation of the basic and diluted earnings per share. Basic earnings per share, which is based on the weighted average number of common shares outstanding, replaces primary earnings per share. Diluted earnings per share, which is based on the weighted average number of common and dilutive potential common shares outstanding, replaces fully diluted earnings per share and utilizes the average market price per share as opposed to the greater of the average market price per share or ending market price per share when applying the treasury stock method in determining dilutive potential shares. SFAS No. 128 is effective for the Company in 1998 and requires all prior-period earnings per share data to be restated to conform to its presentation. Accordingly, the Company has restated all previously reported earnings in per share amounts.

 Accounting for Stock Options

  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which sets forth accounting and disclosure requirements for stock option and other stock-based compensation plans. The statement encourages, but does not require, companies to record stock-based compensation expense using a fair-value method, rather than the intrinsic-value method prescribed by Accounting Principles Board ("APB") Opinion No. 25. The Company has adopted only the disclosure requirements of SFAS No. 123 and has elected to continue to record stock-based compensation expense using the intrinsic-value approach prescribed by APB No. 25. Accordingly, the Company computes compensation cost as the amount by which the fair market price of the Company's common stock exceeds the exercise price on the date of grant. The amount of compensation cost, if any, is charged to income over the vesting period.

 Comprehensive Income

  In 1998, the Company adopted SFAS No.130, Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statements of Shareholders' Equity. The adoption of SFAS 130 had no impact on total shareholders' equity. Prior year financial statements have been reclassified to conform to the SFAS 130 requirements.

 Segment Reporting

  In 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Adoption of this statement did not have a material impact on the consolidated financial statements of the Company.

 New Accounting Pronouncements

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

                           DA CONSULTING GROUP, INC.

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

 Reclassifications

  Certain amounts previously reported have been reclassified to conform to current period presentation. These reclassifications have no effect on consolidated assets, liabilities, stockholders' equity or net income.

2. PROPERTY AND EQUIPMENT, NET

  The components of property and equipment were as follows (in thousands):

                                                                 Years ended
                                                                 December 31,
                                                                ---------------
                                                                 1997    1998
                                                                ------  -------
      Computer equipment and software.......................... $2,045  $ 6,103
      Automobiles..............................................     74       67
      Furniture and fixtures...................................    894    2,045
      Leasehold improvements...................................    108      567
      Development costs........................................    141      728
      Purchased software.......................................     --    1,113
                                                                ------  -------
        Property and equipment................................. $3,262  $10,623
      Less accumulated depreciation and amortization...........   (755)  (1,864)
                                                                ------  -------
        Property and equipment, net............................ $2,507  $ 8,759
                                                                ======  =======

3. INDEBTEDNESS FOR BORROWED MONEY

 Revolving Line of Credit

  During 1996, the Company entered into a credit facility with a financial institution with a maximum credit limit of $1,000,000, which expired in March 1997. In March 1997 and September 1997, the Company amended and renewed the credit facility increasing the available line from $1,000,000 to $3,500,000 and $5,000,000, respectively. Interest is payable monthly at prime plus 0.5% per year (9.0% and 8.25% at December 31, 1997 and 1998, respectively). The credit facility matures in November 2000 and is collateralized by the accounts receivable of the Company's North American operations. The debt on this line of credit was fully repaid during the year ended December 31, 1998. The balance outstanding on the line of credit at December 31, 1997 was $3,208,000.

 Notes Payable

  In 1997, the Company borrowed approximately $762,000 for the purchase of furniture and equipment. The borrowing bears an annual interest rate of 9.1%, with interest and principal of approximately $24,000, payable monthly. The note payable was repaid in full during the year ended December 31, 1998. The borrowing was collateralized by the furniture and fixtures purchased. Total interest expense related to this note for the years ended December 31, 1997 and 1998 amounted to $196,000 and $68,000, respectively.

                           DA CONSULTING GROUP, INC.

4. ACCRUED EXPENSES

  The components of accrued expenses were as follows (in thousands):

                                                                   Years ended
                                                                  December 31,
                                                                  -------------
                                                                   1997   1998
                                                                  ------ ------
      Compensation and related expenses.......................... $2,077 $2,006
      Bonuses....................................................  1,241  3,406
      Professional fees..........................................  1,084    979
      Vacations..................................................    328    770
      Other taxes................................................    272    940
      Other......................................................    515    802
                                                                  ------ ------
        Accrued expenses......................................... $5,517 $8,903
                                                                  ====== ======

5. INCOME TAXES

  The following is a summary of the significant components of the Company's deferred income taxes (in thousands):

                                                                        Years
                                                                        ended
                                                                      December
                                                                         31,
                                                                      ---------
                                                                      1997 1998
                                                                      ---- ----
      Deferred tax assets:
        Deferred compensation........................................ $305 $ --
        Accrued expenses.............................................  157  234
        Other........................................................   12  128
                                                                      ---- ----
          Deferred tax assets........................................  474  362
                                                                      ---- ----
      Deferred tax liabilities:
        Cash to accrual temporary differences........................  583  362
        Property, plant and equipment................................  110  165
                                                                      ---- ----
          Deferred tax liabilities...................................  693  527
                                                                      ---- ----
          Net deferred tax liabilities............................... $219 $165
                                                                      ==== ====

  The components of the Company's provision for income taxes were as follows (in thousands):

                                                              Years ended
                                                              December 31,
                                                           --------------------
                                                           1996   1997    1998
                                                           -----  -----  ------
      United States federal and state:
        Current provision................................. $  --  $ 652  $2,073
        Deferred (benefit) provision......................  (260)   110    (182)
                                                           -----  -----  ------
                                                            (260)   762   1,891
                                                           -----  -----  ------
      Foreign:
        Current provision.................................   281    236     794
        Deferred (benefit) provision......................   120   (102)    128
                                                           -----  -----  ------
                                                             401    134     922
                                                           -----  -----  ------
          Provision for income taxes...................... $ 141  $ 896  $2,813
                                                           =====  =====  ======

                           DA CONSULTING GROUP, INC.

  The difference between the effective federal income tax rate reflected in the provision for income taxes and the federal income tax rate are summarized as follows:

                                                                Years ended
                                                                December 31,
                                                               ----------------
                                                               1996  1997  1998
                                                               ----  ----  ----
      U.S. statutory rate..................................... 34.0% 34.0% 34.0%
      Amortization of intangible assets....................... 49.2   0.9   0.2
      State and local.........................................  2.9   3.0   2.1
      Foreign................................................. (8.5) (1.8)  2.9
      Other...................................................  3.0   2.8   0.4
                                                               ----  ----  ----
        Effective tax rate.................................... 80.6% 38.9% 39.6%
                                                               ====  ====  ====

  The U.S. components of income (loss) before taxes were $(0.9), $1.8 and $5.0 million in 1996, 1997 and 1998, respectively, and the foreign components were $1.1, $0.5, and $2.1 million in 1996, 1997 and 1998, respectively. The loss before taxes in 1996 includes the $1.8 million employee stock-related charge.

  Applicable U.S. income taxes have not been provided on $2.8 million of undistributed earnings of the Company's foreign subsidiaries as of December 31, 1998. The Company considers such earnings to be permanently invested outside the U.S. The earnings could be subject to U.S. income tax if distributed to the Company as dividends or otherwise. The Company anticipates that foreign tax credits would substantially reduce the amount of U.S. income tax payable if these earnings were repatriated.

6. STOCK-BASED COMPENSATION PLANS

 Stock Options

  Effective February 1, 1997, the Company adopted its 1997 Stock Option Plan (the "Option Plan"), a stock-based incentive compensation plan which is described below. Under the Option Plan, the Company is authorized to issue 1,260,000 shares of common stock pursuant to "awards" granted in the form of incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended) and non-qualified stock options not intended to qualify under Section 422. Awards may be granted to selected employees, directors, independent contractors, and consultants of the Company or any subsidiary. Stock options granted have contractual terms of 10 years. Unless otherwise specified in the terms of an award, all options vest on a schedule:
33% per year for 3 years, beginning on the second anniversary of the date of grant. Options granted under the Option Plan are at prices equal to the fair market value of the stock on the date of the grant, as determined by the Company's Board of Directors. To date, no stock options have been granted to independent contractors and consultants of the Company. To the extent that stock options were granted to these parties, the Company would recognize compensation expense equal to the difference between the fair market value of the stock options granted and the consideration given, if any, for such options.

                           DA CONSULTING GROUP, INC.

  The following table sets forth pertinent information regarding stock option transactions and stock option prices during the year ended December 31, 1996, 1997 and 1998:

                                                           Number of  Weighted
                                                           Shares of  Average
                                                           Underlying Exercise
                                                            Options    Price
                                                           ---------- --------
      Outstanding as of December 31, 1996.................       --    $   --
      Granted.............................................  505,646      5.90
      Forfeited...........................................   56,577      5.85
                                                            -------    ------
      Outstanding as of December 31, 1997.................  449,069    $ 5.91
      Granted.............................................  396,090     14.38
      Forfeited...........................................   78,375      9.27
                                                            -------    ------
      Outstanding as of December 31, 1998.................  766,784    $10.47
                                                            =======    ======
      Exercisable as of December 31, 1998.................       --        --
                                                            =======    ======
      Weighted average fair value of options granted
       during the year ended December 31, 1998............             $ 8.52
                                                                       ======

  The fair value of each stock option granted is estimated on the date of grant using the minimum value method of option pricing based on the following weighted-average assumptions: dividend yield of 0%; risk-free interest rates ranging from 5.36% to 6.27%; and expected life of 5 years.

  As of December 31, 1998, 373,624 and 393,160 options were outstanding with remaining weighted-average contract terms of 8.2 and 9.1 years, respectively, and a range of exercise prices from $5.71 to $6.55 and from $13.00 to $14.50, respectively.

 Pro Forma Net Income and Earnings Per Share

  Had the compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS No. 123, the Company's net income and net income per share as of December 31, 1997 and 1998 would approximate the pro forma amounts below:

                                                           As Reported Pro Forma
                                                           ----------- ---------
                                                           (in thousands, except
                                                            per share amounts)
      Year Ended December 31, 1998
        SFAS No. 123 charge...............................   $   --     $  259
        Net income........................................    4,299      4,040
        Diluted earnings per share........................   $ 0.69     $ 0.65
      Year Ended December 31, 1997
        SFAS No. 123 charge...............................   $   --     $  178
        Net income........................................    1,408      1,230
        Diluted earnings per share........................   $ 0.28     $ 0.26

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

                           DA CONSULTING GROUP, INC.

7. SHAREHOLDERS' EQUITY

 Initial Public Offering

  In connection with the consummation of the Company's Offering on April 24, 1998, the Company sold 1.7 million shares of its common stock, par value $0.01 per share. Additionally, on May 28, 1998, the Company sold additional 42,586 shares of its common stock pursuant to and in connection with the underwriters' over-allotment option. The Company received net proceeds of $21.1 million from the sale of such shares, after deducting the underwriting discount and other offering expenses.

  Additionally, in connection with the Offering, the Company effected a 4.2 for one stock split. All share data included in the accompanying consolidated financial statements and notes thereto are as if the stock split had occurred prior to the periods presented.

 Employee Stock Purchases

  In February 1996, the Company established a plan which allowed certain employees to purchase shares of common stock at fair market value on such date. An aggregate of 121,065 shares were purchased pursuant to this plan, at $1.27 per share. No additional shares will be sold under this plan as it has been terminated. During the year ended December 31, 1997, the Company repurchased 18,375 shares of common stock at fair value from former employees.

 Stock Awards to Employees

  In September 1996, the Company awarded 464,848 shares of common stock to certain key employees. No cash consideration was paid for such shares. For the year ended December 31, 1996, the Company recognized compensation expense of $898,000 representing the fair market value of these shares on the date awarded and $960,000 of cash payments to a former employee in lieu of the issuance of such shares. In December 1997, the Company recognized compensation expense of $263,000 relating to cash payments to a former employee in lieu of an award of shares of common stock. The tax effect of income tax deductions in excess of compensation expense under this plan is credited to additional paid-in capital.

 Private Placement of Shares

  In January 1997, the Company sold 234,990 shares of common stock at $5.71 per share, representing the fair value at the date of sale. Proceeds to the Company, net of offering costs, amounted to $1.2 million. In December 1997, the Company sold 362,208 shares of common stock at $6.55 per share, representing the fair value at the date of sale, including 43,680 shares (for an aggregate of approximately $286,000) to directors of the Company, and 52,920 shares (for an aggregate of approximately $347,000) to officers and employees of the Company. Total proceeds to the Company amounted to approximately $2.4 million.

                           DA CONSULTING GROUP, INC.

 Earnings Per Share

  The following table summarizes the Company's computation of earnings per share for the years ended December 31, 1996, 1997 and 1998 (in thousands, except per share amounts):

                                                             Years ended
                                                            December 31,
                                                         ---------------------
                                                         1996    1997    1998
                                                         -----  ------  ------
Basic earnings per share................................ $0.01  $ 0.29  $ 0.72
                                                         =====  ======  ======
Net income (numerator).................................. $  34  $1,408  $4,299
                                                         =====  ======  ======
Weighted average shares outstanding (denominator)....... 4,217   4,808   5,976
Computation of diluted earnings per share:
  Common shares issuable under outstanding stock
   options..............................................   449     449     767
  Less shares assumed repurchased with proceeds from
   exercise stock Options...............................  (204)   (204)   (510)
                                                         -----  ------  ------
  Adjusted weighted average shares outstanding
   (denominator)........................................ 4,462   5,053   6,233
                                                         =====  ======  ======
  Diluted earnings per share............................ $0.01  $ 0.28  $ 0.69
                                                         =====  ======  ======

8. COMMITMENTS AND CONTINGENCIES

  The Company leases various office facilities under non-cancelable operating lease agreements. Rent expense amounted to $150,000, $575,000 and $1,129,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

  The Company leases apartments and housing facilities for certain employees, and also leases office facilities in foreign cities. The terms of these leases are less than one year.

  As of December 31, 1998, future lease payments under non-cancelable leases with terms of more than one year are as follows:

      1999.............................................................. $ 2,537
      2000..............................................................   2,395
      2001..............................................................   2,038
      2002..............................................................   1,895
      2003..............................................................   1,711
      Thereafter........................................................     749
                                                                         -------
                                                                         $11,325
                                                                         =======

  The Company has employment agreements with certain officers and key members of management of the Company, the terms of which expire on December 31, 1999. The agreements provide for minimum salary levels, incentive bonuses at the discretion of the Company's Board of Directors, customary benefits including insurance coverage. In addition, the employment agreements further provide for severance pay ranging from six months to two year's base salary, bonus, and benefits, depending on the cause of termination and in the event of a change in corporate control.

  From time to time, the Company is a party to routine litigation in the ordinary course of business. The Company does not believe that such litigation will have a material impact on the financial statements.

                           DA CONSULTING GROUP, INC.

9. EMPLOYEE BENEFIT PLANS

 401(k) Plan

  The Company sponsors a 401(k) profit sharing plan (the "401(k) Plan") which covers substantially all of its U.S. employees. Employees are eligible to participate after completing three months of service. The 401(k) Plan provides for elective contributions by employees up to the maximum limit allowed by the Internal Revenue Code. The Company currently matches 50% of the amount deferred by participants, on deferral amounts up to 7.5% of compensation. Although the Company has not made any profit sharing contributions, the 401(k) Plan permits the Company to make a discretionary profit sharing contribution which, if made, is allocated to the accounts of participants who have been credited with 1,000 hours of service during a plan year and who are employed on the last day of a plan year. The Company made matching contributions equal to $0.50 for the years ended December 31, 1996, 1997 and 1998 for each dollar contributed to the 401(k) Plan, subject to the limits noted above, by employees. These amounts have been included in general and administrative expenses on the statements of income. An employee is fully vested in the matching contributions after six years of employment, or earlier upon attainment of appropriate retirement age, upon retirement due to disability, or upon death. The Company made contributions to the 401(k) Plan aggregating approximately $92,000, $224,000 and $385,000 during the years ended December 31, 1996, 1997 and 1998, respectively. Payment of benefits is generally made in the form of a single lump sum or in installments. The Company sponsors similar plans in Canada, Mexico, South Africa, Venezuela, and the United Kingdom, pursuant to which employees may defer specified percentages of compensation which the Company matches at a rate of 50-100% on the first 3-5% of compensation deferred. The Company made matching contributions of approximately $334,000 in 1998.

 Incentive Compensation and Profit Sharing Policies

  The Company has implemented incentive compensation and profit sharing policies that cover substantially all salaried employees. Employees in positions at project manager or below, as well as administrative staff, are eligible for discretionary profit sharing payments. Each employee's profit sharing payment is based on a formula and is contingent upon his or her level of salary and length of service. Employees in positions at project manager or above are eligible for incentive compensation payments based on satisfaction of applicable performance criteria. The Company approved and recognized incentive compensation and profit sharing payments aggregating approximately $1,258,000, $1,994,000 and $2,036,000 for the years ended December 31, 1996,
1997 and 1998, respectively, which are included in general and administrative expense. The Company sponsors a profit sharing plan in the United Kingdom, pursuant to which 9% of net revenues are paid to employees on a partially tax-deferred basis. The Company made payments pursuant to this plan aggregating approximately $420,000 in 1998.

                           DA CONSULTING GROUP, INC.

10. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                              Years ended
                                                              December 31,
                                                            -----------------
                                                            1996  1997  1998
                                                            ----  ---- ------
Cash paid for interest and income taxes amounted to (in
 thousands):
  Interest................................................. $ 79  $ 80 $  271
  Income taxes.............................................  355   816  2,137
Non-cash activities were (in thousands):
  Stock contribution to the Company........................ $(28) $ -- $   --
  Common stock issued for notes receivable.................  413    90     --
  Issuance of stock awards to key employees................  898    --     --
  Deferred offering costs..................................   --    --   (898)
  Income tax benefit related to restricted stock plan......   --    -- (1,781)

11. GEOGRAPHIC FINANCIAL DATA

  Revenues from the Company's United States operations were approximately $14.8 million, $26.8 million and $48.0 million in 1998, respectively. Total assets of the United States segment were approximately $4.1 million, $14.4 million and $12.0 million at December 31,1996, 1997 and 1998, respectively. Revenues from the Company's Europe operations were $5.8 million, $7.9 million and $19.1 million in 1996, 1997 and 1998, respectively. Total assets of the Europe segment were $2.3 million, $2.4 million and $6.3 million at December 31, 1996, 1997 and 1998, respectively.

                                                      Europe,
                                                    Middle East  Asia
                              Corporate    Americas  & Africa   Pacific  Total
                              ---------    -------- ----------- ------- -------
                                              (in thousands)
Year Ended December 31, 1998
  Revenues...................  $    --     $51,240    $22,498   $6,394  $80,132
  Operating income (loss)....     (276)(1)   4,319      2,843      204    7,090
  Total assets...............   25,199      13,884      7,641    2,179   48,903
  Capital expenditures.......    4,613       2,392        339       54    7,398
  Depreciation and
   amortization..............      127         777        178       56    1,138
Year Ended December 31, 1997
  Revenues...................  $    --     $28,663    $11,341   $4,200  $44,204
  Operating income (loss)....     (238)(2)   2,245        209      223    2,439
  Total assets...............    3,317      12,167      3,230    1,421   20,135
  Capital expenditures.......       96       1,468        261      130    1,955
  Depreciation and
   amortization..............      116         195        121       21      453
Year Ended December 31, 1996
  Revenues...................  $    --     $15,565    $ 8,906   $1,731  $26,202
  Operating income (loss)....   (2,132)(2)   1,276        626      310       80
  Total assets...............       --       4,798      3,016      735    8,549
  Capital expenditures.......       --         478        190       58      726
  Depreciation and
   amortization..............      274          38         73       10      395

--------
(1) Beginning in 1998, corporate expenses are allocated to the operating segments. As a result, the corporate division generates no net income or loss.
(2) Represents charges, for the year ended December 31, 1996, for stock awarded to employees, without cash consideration, and payments in lieu thereof, and, for the year ended December 31, 1997, for payments to an employee in lieu of a stock award.