Form 10-Q
period 1999-03-31
DA CONSULTING GROUP INC
filed 1999-05-17
CIK 1051209

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

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
  (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

                        5847 SAN FELIPE ROAD, SUITE 3700
                              HOUSTON, TEXAS 77057
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 361-3000

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X]    NO [_]

  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MAY 11, 1999 -- 6,350,074

                           DA CONSULTING GROUP, INC.
                                     INDEX
                                     PART I
                             FINANCIAL INFORMATION

                                                                      Page No.
                                                                      --------
Item 1. Financial Statements
        Condensed Consolidated Balance Sheet as of December 31, 1998
         and March 31, 1999 (unaudited)................................   3
        Condensed Consolidated Statement of Income for the Three
         Months ended March 31, 1998 and 1999 (unaudited)..............   4
        Condensed Consolidated Statement of Cash Flows for the Three
         Months ended March 31, 1998 and 1999 (unaudited)..............   5
        Notes to Condensed Consolidated Financial Statements...........   6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................   8

Item 3. Quantitative and Qualitative Disclosures About Market Risk.....  11

                                    PART II
                               OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.............................  12

Signatures.............................................................  13

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           DA CONSULTING GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                      (in thousands, except share amounts)


                                                                         DECEMBER 31,          MARCH 31,
                                                                             1998                 1999
                                                                      ----------------     ---------------
                                    ASSETS                                                   (Unaudited)
                                   --------
Current Assets:
  Cash and cash equivalents.....................................             $ 9,971            $ 5,898
  Short-term investments........................................              10,033              6,075
  Accounts receivable:
   Trade, net...................................................              15,980             22,929
   Other........................................................                  35                 51
  Unbilled revenue..............................................               1,589              1,656
  Income taxes receivable.......................................               1,310                 78
  Prepaid expenses and other current assets.....................                 626              1,301
                                                                             -------            -------
   Total current assets.........................................              39,544             37,988
                                                                             -------            -------
  Property and equipment, net...................................               8,759             11,211
  Other assets..................................................                 182                130
  Intangible assets, net........................................                 418                414
                                                                             -------            -------
             Total assets.......................................             $48,903            $49,743
                                                                             =======            =======

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                    --------------------------------------
Current Liabilities:
  Accounts payable..............................................             $ 2,954            $ 4,212
  Accrued expenses..............................................               8,903              8,401
  Deferred income...............................................               1,345              1,188
  Income taxes payable..........................................                 592                294
  Deferred income taxes.........................................                 165                201
                                                                             -------            -------
   Total current liabilities....................................              13,959             14,296
                                                                             -------            -------
Commitments and contingencies

Shareholder's equity:
  Preferred stock, $0.01 par value: 10,000,000 shares authorized                  --                 --
  Common stock, $0.01 par value: 40,000,000 shares authorized;
    6,571,777 shares issued; 6,550,074 and 6,455,074 shares
    outstanding at December 31, 1998 and March 31,
    1999 respectively...........................................                  65                 65
  Additional paid-in capital....................................              29,359             29,359
  Retained earnings.............................................               6,398              7,866
  Accumulated other comprehensive income........................                (762)              (861)
  Treasury stock, at cost: 21,703 at December 31, 1998 and
    116,703 shares at March 31, 1999............................                (116)              (982)
                                                                             -------            -------
   Total shareholders' equity...................................              34,944             35,447
                                                                             -------            -------
          Total liabilities and shareholders' equity............             $48,903            $49,743
                                                                             =======            =======


The accompanying notes are an integral part of the condensed consolidated financial statements.

                           DA CONSULTING GROUP, INC.

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
              (In thousands, except share and per share amounts)
                                  (Unaudited)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                             1998               1999
                                                        ------------      -------------
Revenue...........................................         $14,587            $24,129
Cost of revenue...................................           7,740             11,586
                                                           -------            -------
  Gross profit....................................           6,847             12,543
Selling and marketing expense.....................           1,221              1,864
Development expense...............................             355                820
General and administrative expense................           4,279              7,642
                                                           -------            -------
  Operating income................................             992              2,217
Interest (expense) income, net....................             (94)               140
Other (expense) income, net.......................             (19)               (36)
                                                           -------            -------
 Total other (expense) income, net................            (113)               104
                                                           -------            -------
  Income before taxes.............................             879              2,321
Provision for income taxes........................             334                853
                                                           -------            -------
   Net income.....................................         $   545            $ 1,468
                                                           =======            =======
Basic earnings per share..........................         $  0.11            $  0.22
Weighted average shares outstanding...............           4,808              6,546

Diluted earnings per share........................         $  0.11            $  0.22
Weighted average shares outstanding...............           5,053              6,737


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           DA CONSULTING GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                         THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                        1998              1999
                                                                                  -------------     --------------
Cash flows from operating activities:
  Net income....................................................................       $   545           $ 1,468
Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
    Depreciation and amortization...............................................           245               439
    Deferred income taxes.......................................................            (6)               36
    Loss on sale of fixed assets................................................             4                --
    Changes in operating assets and liabilities:
       Increase in accounts receivable and unbilled revenue.....................        (1,313)           (7,032)
       Decrease in income tax receivable........................................            --             1,232
       Increase in prepaid expenses and other current assets....................          (160)             (675)
       Decrease in other assets.................................................            --                52
       Increase (decrease) in accounts payable and accrued liabilities..........           507              (110)
       Increase (decrease) in deferred income...................................           210              (157)
       Increase (decrease) in income taxes payable..............................            99              (298)
                                                                                       -------           -------
             Total adjustments..................................................          (414)           (6,513)
                                                                                       -------           -------

             Net cash provided by (used in) operating activities................           131            (5,045)
                                                                                       -------           -------
Cash flows from investing activities:
  Sales of short-term investments...............................................            --             6,218
  Purchases of short-term investments...........................................            --            (2,260)
  Purchases of property and equipment...........................................          (331)           (2,887)
                                                                                       -------           -------
             Net cash (used in) provided by investing activities................          (331)            1,071
                                                                                       -------           -------
Cash flows from financing activities:
  Net proceeds from revolving line of credit....................................           678                --
  Net repayments of note payable................................................           (95)               --
  Stock repurchases.............................................................           (25)               --
  Offering costs................................................................          (965)               --
                                                                                       -------           -------
             Net cash used in financing activities..............................          (407)               --
                                                                                       -------           -------
Effect of changes in foreign currency exchange rate on cash and cash equivalents            --               (99)
                                                                                       -------           -------
             Decrease in cash and cash equivalents..............................          (607)           (4,073)
Cash and cash equivalents at beginning of year..................................         3,664             9,971
                                                                                       -------           -------
Cash and cash equivalents at end of period......................................       $ 3,057           $ 5,898
                                                                                       =======           =======
Non-cash activities:
  Issuance of accounts payable to acquire common stock..........................            --               866

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           DA CONSULTING GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND BUSINESS

  DA Consulting Group, Inc. and its subsidiaries (the "Company") is a leading international provider of education for employees of companies implementing business information technology.

(2)  BASIS OF PRESENTATION

  The unaudited condensed consolidated financial statements included herein have been prepared by the Company without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto as of and for the year ended December 31, 1998, included in the Company's Form 10-K.

  The unaudited condensed consolidated financial information included herein reflects all adjustments, consisting only of normal recurring adjustments, which are necessary, in the opinion of management for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the full year.

(3)  PUBLIC STOCK OFFERING

  In connection with the consummation of the Company's initial public offering in April 1998, the Company sold 1.7 million shares of its common stock. Additionally in May 1998, the Company sold an additional 42,586 shares of its common stock pursuant to and in connection with the underwriters' over-allotment option. The Company received aggregate net proceeds of approximately $21.1 million from the sale of such shares, (collectively, the "Public Stock Offering") after deducting the underwriting discount and other Public Stock Offering expenses.

(4)  COMPREHENSIVE INCOME

  Comprehensive income is comprised of two components: net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity and are excluded from net income. Other comprehensive income is comprised of foreign currency translation adjustments from international subsidiaries. The components of comprehensive income are listed below:

                                          Quarter Ended March 31,
                                          -----------------------
                                             1998          1999
                                          ---------      --------
                                              (in thousands)
Net income..............................   $545           $1,468
Other comprehensive income (loss).......      -              (99)
                                           ----           ------
     Comprehensive income...............   $545           $1,369
                                           ====           ======

(5)  EARNINGS PER SHARE

  Basic earnings per share has been computed based on the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share includes the number of shares issuable upon exercise of stock options, less the number of shares that could have been repurchased with the exercise proceeds, using the treasury stock method.

  The following table summarizes the Company's computation of earnings per share for the three months ended March 31, 1998 and 1999 (in thousands, except share and per share amounts):


                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                              ---------------------------------
                                                                     1998               1999
                                                              --------------      -------------
Basic earnings per share......................................        $ 0.11             $ 0.22
                                                              ==============      =============
Net income....................................................        $  545             $1,468
                                                              ==============      =============
Weighted average shares outstanding...........................         4,808              6,546
Computation of diluted earnings per share:
  Common shares issuable under outstanding stock options......           449                910
  Less shares assumed repurchased with proceeds from
   exercise of stock options..................................          (204)              (719)
                                                               -------------       ------------
  Adjusted weighted average shares outstanding................         5,053              6,737
                                                               =============       ============
Diluted earnings per share....................................        $ 0.11             $ 0.22
                                                               =============       ============

  Approximately 542,720 antidilutive options were excluded from the calculation of diluted earnings per share for the three months ended March 31, 1999.

(6)  GEOGRAPHIC FINANCIAL DATA

  Revenues from the Company's United States operations were approximately $8.5 million and $14.0 million in first quarter of 1998 and 1999, respectively. Operating income for the Company's United States operations were approximately $1.1 million and $1.8 million in the first quarter of 1998 and 1999, respectively. Revenues from the Company's Europe operations were $3.0 million and $6.3 million in the first quarter of 1998 and 1999, respectively. Operating income for the Company's Europe operations were approximately $275,000 and $793,000 in the first quarter of 1998 and 1999, respectively.

                                                            EUROPE, MIDDLE
(in thousands)                              AMERICAS        EAST & AFRICA         ASIA PACIFIC      TOTAL
                                            --------        --------------        ------------      -----
THREE MONTHS ENDED MARCH 31, 1998
 Revenues..............................        9,126             3,836                1,625         14,587
 Operating income (loss)...............          646               171                  175            992
THREE MONTHS ENDED MARCH 31, 1999
 Revenues..............................      $15,203            $7,157               $1,769        $24,129
 Operating income (loss)...............        1,437               980                 (200)         2,217

                           DA CONSULTING GROUP, INC.
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW.

  The Company is a leading international provider of education for employees of companies which are implementing business information technology. The Company provides customized change communications, education and performance support services designed to maximize its clients' returns on their substantial investments in business information technology.

  Recognizing the global nature of its existing and prospective client base the Company has built a substantial international presence. The Company is currently organized into three divisions: the Americas Division, which includes its North, South, and Central America operations; the EMEA Division, which includes its Europe, Middle East, and Africa operations; and the Asia Pacific Division, which includes its Australia and Asia operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

  Revenue. Revenue increased by $9.5 million, or 65.4%, from $14.6 million in the first quarter of 1998 to $24.1 million in the first quarter of 1999, reflecting increases both in volume of services and in rates. Revenues from the Americas Division increased by 66.6% from $9.1 million to $15.2 million; revenues from the EMEA Division increased by 86.6% from $3.9 million to $7.2 million; and revenues from the Asia Pacific Division increased by 8.8% from $1.6 million to $1.8 million. The Company ended the first quarter with 913 total employees, up from 590 employees at the end of the same period of the prior year.

  Gross profit. Gross profit increased by $5.7 million, or 83.2%, from $6.8 million in the first quarter of 1998 to $12.5 million in the first quarter of 1999 and increased as a percent of revenue from 46.9% in the first quarter of 1998 to 52.0% in the first quarter of 1999. This increase in the gross profit margin is primarily attributable to rate increases in the Americas Division and increased staff utilization in all Divisions and tools developed to enhance software systems training.

  Selling and marketing expense. Selling and marketing expense increased $643,000 or 52.7%, from $1.2 million in the first quarter of 1998 to $1.9 million in the first quarter of 1999, and decreased as a percentage of revenue from 8.4% in the first quarter of 1998 to 7.7% in the first quarter of 1999. This decrease as a percentage of revenue is primarily attributable to increased revenue as described above.

  Development expense. Development expense increased $465,000, or 131.3%, from $355,000 in the first quarter of 1998 to $820,000 in the first quarter of 1999, and increased as a percent of revenue from 2.4% in the first quarter of 1998 to 3.4% in the first quarter of 1999. The increase is primarily attributable to the Company's expansion of its service offerings and the development of proprietary and third party technologies to be used in the education programs delivered to its clients. The Company also increased its global technology infrastructure and service and support group, which allows the Company to rapidly deploy and support new services. The Company expects that development expense will continue to increase in the future as the Company continues to expand its service offerings.

  General and administrative expense. General and administrative expense increased by $3.3 million, or 78.6%, from $4.3 million in the first quarter of 1998 to $7.6 million in the first quarter of 1999 and increased as a percentage of revenue from 29.3% in the first quarter of 1998 to 31.7% in the first quarter of 1999. The increase in expense is attributable to the cost of building administrative infrastructure including staff, systems and facilities to support future growth. The Company incurred costs totaling $350,000 during the quarter for the termination of employees. The charges included non-cash items of $143,000. The costs were offset by other gains and previously established reserves.

  Operating income. Operating income increased by $1.2 million or 123.5%, from $992,000 in the first quarter of 1998 to $2.2 million in the first quarter of 1999 and increased as a percentage of revenue from 6.8% in the first quarter of 1998 to 9.2% in the first quarter of 1999. This increase is composed of the changes described above.

  Other income (expense) net. Other income (expense), net changed from expense of $113,000 in the first quarter of 1998 to income of $104,000 in the first quarter of 1999. Interest (expense) income, net changed from expense of $94,000 in the first quarter of 1998 to income of $140,000 in the first quarter of 1999. The increase in interest income is due to investment earnings from the Company's investments of proceeds from the Public Stock Offering, which was completed in April 1998, compared to borrowings on the Company's line of credit during the same prior year period.

  Provision for income taxes. The Company's effective tax rate was 38.0% in the first quarter of 1998 compared to 36.8% in the first quarter of 1999. The decrease in the effective rate is due to increased income in lower taxing jurisdictions.

  Net income. The Company's net income increased by $923,000, or 169.4%, from $545,000 in the first quarter of 1998 to $1.5 million in the first quarter of 1999. Diluted earnings per share increased from $0.11 in the first quarter of 1998 to $0.22 in the first quarter of 1999 for reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash and cash equivalents were $5.9 million at March 31, 1999, compared to $10.0 million at December 31, 1998. The Company's working capital was $23.7 million at March 31, 1999 and $25.6 million at December 31, 1998.

  The Company's operating activities required cash of $5.0 million for the three months ended March 31, 1999, compared to $131,000 provided by operations for the same period in 1998. The increase in cash used in operations resulted primarily from increased accounts receivable due to the timing of contract completions and obtaining benchmarks on various contracts. The increase also resulted from differences in the timing of payments of accounts payable and accrued liabilities in the three months ended March 31, 1999, compared to the same period in 1998. Increased accounts receivable days sales outstanding have returned to lower levels for the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998.

  Investing activities provided cash of $1.1 million in the three months ended March 31, 1999, compared to the use of cash of $331,000 for the same period in 1998 primarily due to sales of short term investments offset by purchases of property and equipment.

  Financing activities used cash of $407,000 for the three months ended
March 31, 1998, which primarily consisted of Public Stock Offering costs offset by proceeds from the line of credit during that period. There were no cash flows from financing activities for the same period in 1999.

  On March 29, 1999, the Board of Directors authorized the Company to repurchase up to 250,000 shares of its outstanding common stock. The Company repurchased 95,000 shares of its own stock during the quarter ended March 31, 1999 and as of the date of this report had purchased an additional 105,000 shares. The Company has a $5.0 million unsecured revolving line of credit with a commercial bank, which bears interest at the prime rate of interest plus 0.5%. The Company may utilize this line of credit to finance a portion of its working capital needs.

  During 1999, the Company plans approximately $10.0 million in capital expenditures, primarily for office furniture, computer and office equipment and leasehold improvements to support the anticipated growth in its professional and administrative staff. Capital expenditures in the first quarter of 1999 were $2.9 million, of which $1.5 million was related to the implementation costs of the Company's primary information system.

  The Company believes its current cash balances, cash from future operations, and its revolving line of credit will be sufficient to meet the Company's working capital and cash needs for at least the next twelve months.


FORWARD-LOOKING STATEMENTS.

  This Quarterly Report on Form 10-Q contains certain statements that are not historical facts which constitute forward-looking statements within the meaning of the Private Securities Legislation Reform Act of 1995 which provides a safe harbor for forward-looking statements. These forward-looking statements, including those relating to Year 2000 compliance issues, are subject to substantial risks and uncertainties that could cause the Company's actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. When used in this Report, the words "anticipate," "believe," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Actual future results and trends may differ materially from historical results as a result of certain factors, including but not limited to: dependence on SAP AG and the ERP software market, risks associated with management of a geographically dispersed organization, fluctuating quarterly results, the need to attract and retain professional employees, substantial competition, dependence on key personnel, risks associated with management of growth, rapid technological change, limited protection of proprietary expertise, methodologies and software, as well as those set forth in the Liquidity and Capital Resources section of Management's Discussion and Analysis section in the Company's final prospectus dated April 24, 1998 and Form 10-K as filed with the Securities and Exchange Commission.

YEAR 2000 COMPLIANCE ISSUES.

Assessment: The Company has analyzed and identified the anticipated consequences that the Year 2000 issue may have on its worldwide operations. The major systems in use by the Company may be affected by the Year 2000 issue. However, the Company has taken the significant steps described below toward minimizing the risk associated with non-compliance.

Internal Project: During 1998, the Company began to implement plans to ensure that its systems continue to meet its internal and external requirements. During the first quarter of 1999, the Company completed the Year 2000 remediation of its corporate headquarters and Americas division based on currently available information. The Company expects to complete this remediation process for its EMEA and Asia Pacific divisions in the second quarter of 1999. Implementation of the SAP system is scheduled for completion during the third quarter of 1999.

Internal Systems: In addition to computer and software systems, the Company recognizes that the use of internal systems such as telephone systems and other business-related items may be affected by the Year 2000 issue. The Company is currently addressing the potential effects and the cost to mitigate these effects, and believes that the necessary steps can be taken to upgrade or replace these items without a material impact on the Company's financial position.

Third Parties: The Company has communicated and will continue to communicate with third parties with which the Company does business in order to identify, to the extent possible, the status of such parties' Year 2000 readiness. Although these companies have confirmed that they will indeed be compliant by the Year 2000, the Company has limited or no control over the actions taken by these third parties. Accordingly, there can be no assurance that all third parties with which the Company does business will successfully resolve all of their Year 2000 compliance issues. The failure of these third parties to resolve their Year 2000 compliance issues could have an adverse effect on the Company. The Company's present analysis of its worst case scenario included Year 2000 failures in the telecommunications and electricity industries that may cause disruptions in the Company's operations, thus causing an inability to provide services to customers and temporary financial losses.

Contingency Plan: While the Company is in the process of addressing its Year 2000 issues prior to being affected by them, there can be no assurances as to the ultimate success of the Company's compliance efforts. Uncertainties exist as to the Company's ability to detect all Year 2000 problems. If the progress of its current conversion project deviates from the expected timeline, the Company will implement its contingency plan to convert the one known existing non-compliant financial system over a one-month period. Management believes that current monitoring and actions provide ample response time to avoid material and adverse effects on the Company's business and financial results, however, the Company is unable to quantify at this time the potential effect of any customer or Company non-compliance on the Company's business or financial results. The Company has completed nearly 50% of its system conversions at March 31, 1999.

The total expected cost of the Company's current systems conversion is approximately $7.8 million, including $3.3 million that has already been expended. This conversion is not necessary in order for the Company to become Year 2000 compliant. The cost of converting the only non-compliant system would be nominal.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company holds short-term investments which consist of variable rate municipal debt instruments. The Company uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in market interest rates may have on the fair value of the Company's investments. At March 31, 1999, the potential decrease in the fair value of investments assuming a ten percent adverse change in the market rates is not significant.

                           DA CONSULTING GROUP, INC.
                           PART II--OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          Exhibit 27 - Financial Data Schedule.

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the reporting period ended March 31, 1999.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              DA CONSULTING GROUP, INC.
                                                    (registrant)

Dated: May 17, 1999
                                 By:          /s/ Nicholas H. Marriner
                                    ------------------------------------------
                                                Nicholas H. Marriner
                                          Chairman and Chief Executive Officer

                                 By:           /s/ Dennis C. Fairchild
                                    ------------------------------------------
                                                 Dennis C. Fairchild
                                               Chief Financial Officer,
                                               Secretary and Treasurer