Form 10-Q
period 1999-06-30
DA CONSULTING GROUP INC
filed 1999-08-16
CIK 1051209

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999.

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


                               YES [X]    NO [_]

NUMBER OF SHARES OUTSTANDING OF COMMON STOCK AS OF August 10, 1999 - - 6,418,604
================================================================================

                           DA CONSULTING GROUP, INC.

                                     INDEX

                                     PART I

                             FINANCIAL INFORMATION

                                                                            Page No.
                                                                            --------
Item 1. Financial Statements
     Condensed Consolidated Balance Sheet as of December 31, 1998
       and June 30, 1999 (unaudited)..........................................   3
     Condensed Consolidated Statement of Income for the Three and
       Six Months ended June 30, 1998 and 1999 (unaudited)....................   4
     Condensed Consolidated Statement of Cash Flows for the Three
       and Six Months ended June 30, 1998 and 1999 (unaudited)................   5
     Notes to Condensed Consolidated Financial Statements.....................   6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.............................................   8

Item 3. Quantitative and Qualitative Disclosures About Market Risk............  13

                                    PART II

                               OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders...................  13

Item 6. Exhibits and Reports on Form 8-K......................................  14

Signatures....................................................................  15

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           DA CONSULTING GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)

                                                                                        DECEMBER 31,              JUNE 30,
                                                                                            1998                    1999
                                                                                     ---------------         ---------------
                                    ASSETS                                                                     (Unaudited)
                                    ------
Current Assets:
  Cash and cash equivalents...................................................            $ 9,971                $ 7,808
  Short-term investments......................................................             10,033                  2,310
  Accounts receivable:
   Trade, net.................................................................             15,980                 19,129
   Other......................................................................                 35                     --
  Unbilled revenue............................................................              1,589                  1,593
  Income taxes receivable.....................................................              1,310                     --
  Prepaid expenses and other current assets...................................                626                  1,605
                                                                                          -------                -------
   Total current assets.......................................................             39,544                 32,445
                                                                                          -------                -------
  Property and equipment, net.................................................              8,759                 13,204
  Other assets................................................................                182                     62
  Intangible assets, net......................................................                418                    410
                                                                                          -------                -------
             Total assets.....................................................            $48,903                $46,121
                                                                                          =======                =======

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
Current Liabilities:
  Accounts payable............................................................            $ 2,954                $ 2,661
  Accrued expenses............................................................              8,903                  6,816
  Deferred income.............................................................              1,345                    765
  Income taxes payable........................................................                592                    394
  Deferred income taxes.......................................................                165                    372
                                                                                          -------                -------
   Total current liabilities..................................................             13,959                 11,008
                                                                                          -------                -------
Commitments and contingencies

Shareholder's equity:
  Preferred stock, $0.01 par value: 10,000,000 shares authorized..............                 --                     --
  Common stock, $0.01 par value: 40,000,000 shares authorized; 6,571,777 shares issued; 6,550,074 and  6,418,604 shares outstanding at December
   31, 1998 and June 30, 1999, respectively...................................                 65                     65
  Additional paid-in capital..................................................             29,359                 29,354
  Retained earnings...........................................................              6,398                  8,003
  Accumulated other comprehensive income (loss)...............................               (762)                  (787)
  Treasury stock, at cost: 21,703 at December 31, 1998 and 153,173 shares at
   June 30, 1999..............................................................               (116)                (1,522)
                                                                                          -------                -------
   Total shareholders' equity.................................................             34,944                 35,113
                                                                                          -------                -------

          Total liabilities and shareholders' equity..........................            $48,903                $46,121
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

                           DA CONSULTING GROUP, INC.

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
               (In thousands, except share and per share amounts)
                                  (Unaudited)

                                                      THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                           JUNE 30,                                   JUNE 30,
                                                   1998                 1999                   1998                  1999
                                              -------------        --------------          -------------         --------------
Revenue.................................          $19,703              $22,047                 $34,290               $46,176
Cost of revenue.........................           10,278               11,305                  18,018                22,890
                                                  -------              -------                 -------               -------
  Gross profit..........................            9,425               10,742                  16,272                23,286
Selling and marketing expense...........            1,214                2,263                   2,435                 4,127
Development expense.....................              390                  614                     744                 1,465
General and administrative expense......            5,954                7,615                  10,234                15,226
                                                  -------              -------                 -------               -------
  Operating income......................            1,867                  250                   2,859                 2,468
Interest (expense) income, net..........              100                   77                       6                   217
Other (expense) income, net.............             (260)                 (52)                   (279)                  (88)
                                                  -------              -------                 -------               -------
 Total other (expense) income, net......             (160)                  25                    (273)                  129
                                                  -------              -------                 -------               -------
  Income before taxes...................            1,707                  275                   2,586                 2,597
Provision for income taxes..............              677                  138                   1,011                   992
                                                  -------              -------                 -------               -------
   Net income...........................          $ 1,030              $   137                 $ 1,575               $ 1,605
                                                  =======              =======                 =======               =======
Basic earnings per share................          $  0.17              $  0.02                 $  0.29               $  0.25
Weighted average shares outstanding.....            5,978                6,388                   5,395                 6,466
Diluted earnings per share..............          $  0.16              $  0.02                 $  0.28               $  0.24
Weighted average shares outstanding.....            6,264                6,489                   5,681                 6,628

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           DA CONSULTING GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                                1998              1999
                                                                                          -------------     --------------
Cash flows from operating activities:
  Net income....................................................................             $ 1,575              $ 1,605
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Depreciation and amortization...............................................                 495                  901
    Deferred income taxes.......................................................                  (6)                 207
    Loss on sale of fixed assets................................................                  10                   35
    Changes in operating assets and liabilities:
       Increase in accounts receivable and unbilled revenue.....................              (4,674)              (3,118)
       Decrease in income tax receivable........................................                  --                1,310
       Increase in prepaid expenses and other current assets....................                (304)                (979)
       (Increase) decrease in other assets......................................                (130)                 120
       Increase (decrease) in accounts payable and accrued liabilities..........               1,724               (2,380)
       Increase (decrease) in deferred income...................................                 971                 (580)
       Decrease in income taxes payable.........................................                (291)                (198)
                                                                                             -------              --------
             Total adjustments..................................................              (2,205)              (4,682)
                                                                                             -------              --------
             Net cash used in operating activities..............................                (630)              (3,077)
                                                                                             -------              --------
Cash flows from investing activities:
  Proceeds from sale of fixed assets............................................                  20                   15
  Sales of short-term investments...............................................                  --                7,723
  Purchases of short-term investments...........................................              (3,650)                  --
  Purchases of property and equipment...........................................                (666)              (5,388)
                                                                                             -------              --------
             Net cash (used in) provided by investing activities................              (4,296)               2,350
                                                                                             -------              --------
Cash flows from financing activities:
  Net proceeds from revolving line of credit....................................              (3,208)                  --
  Net repayments of note payable................................................                  (6)                  --
  Issuance of common stock......................................................              25,267                   --
  Repayments of notes receivable from shareholders..............................                 503                   --
  Stock repurchases.............................................................                 (25)              (1,943)
  Deferred offering costs.......................................................              (3,222)                  --
  Proceeds from stock option exercise...........................................                  --                  532
                                                                                             -------              --------
             Net cash provided by (used in) financing activities................              19,309               (1,411)
                                                                                             -------              --------
Effect of changes in foreign currency exchange rate on cash and cash equivalents                (315)                 (25)
                                                                                             -------              --------
             Increase (decrease) in cash and cash equivalents...................              14,068               (2,163)
Cash and cash equivalents at beginning of year..................................               3,664                9,971
                                                                                             -------              --------
Cash and cash equivalents at end of period......................................             $17,732              $ 7,808
                                                                                             =======              =======

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           DA CONSULTING GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

(4)  Comprehensive Income

   Comprehensive income is comprised of two components: net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholder's equity and are excluded from net income. Other comprehensive income is comprised of foreign currency translation adjustments from international subsidiaries. The components of comprehensive income are listed below:



                                              THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                   JUNE 30,                              JUNE 30,
                                             1998                1999               1998             1999
                                       --------------      -------------      -------------     ----------------
                                                                     (in thousands)
Net income...........................      $1,030              $137                $1,575             $1,605

Other comprehensive income (loss)....        (315)               74                  (315)               (25)
                                       ----------------    ---------------    ---------------   -------------------
Comprehensive income.................        $715               211                $1,260             $1,580
                                       ================    ===============    ===============   ===================

(5)  EARNINGS PER SHARE

  Basic earnings per share has been computed based on the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share includes the number of shares issuable upon exercise of stock options, less the number of shares that could have been repurchased with the exercise proceeds, using the treasury stock method.

  The following table summarizes the Company's computation of earnings per share for the three and six months ended June 30, 1998 and 1999 (in thousands, except share and per share amounts):

                                                                  THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                       JUNE 30,                             JUNE 30,
                                                         --------------------------------------------------------------------
                                                               1998                1999              1998              1999
                                                         -------------       -------------      -----------      ------------
Basic earnings per share.................................       $ 0.17              $ 0.02           $ 0.29            $ 0.25
                                                         =============       =============      ===========      ============
Net income...............................................       $1,030              $  137           $1,575            $1,605
                                                         =============       =============      ===========      ============
Weighted average shares outstanding......................        5,978               6,388            5,395             6,466
Computation of diluted earnings per share:
  Common shares issuable under outstanding stock options.          449                 856              449               856
   Less shares assumed repurchased with proceeds from
       exercise of stock options  ions...................         (163)               (755)            (163)             (694)
                                                         -------------       -------------      -----------      ------------
  Adjusted weighted average shares outstanding...........        6,264               6,489            5,681             6,628
                                                         =============       =============      ===========      ============
Diluted earnings per share...............................       $ 0.16              $ 0.02           $ 0.28            $ 0.24
                                                         =============       =============      ===========      ============

  Approximately 585,150 antidilutive options were excluded from the calculation of diluted earnings per share for the three months ended June 30, 1999.

(6) GEOGRAPHIC FINANCIAL DATA

   Revenues from the Company's operations are presented below by operating division.

                                                                             EUROPE,
                                                                           MIDDLE EAST        ASIA
                                                           AMERICAS         & AFRICA         PACIFIC         TOTAL
                                                       -------------    --------------    ------------    ------------
                                                                                (IN THOUSANDS)
Three Months Ended June 30, 1998
 Revenues.......................................            $12,389              $5,676            $1,638           $19,703
 Operating income...............................              1,246                 474               147             1,867
Three Months Ended June 30, 1999
 Revenues.......................................             14,238               5,750             2,059            22,047
 Operating income (loss)........................                648                 126              (524)              250
Six Months Ended June 30, 1998
 Revenues.......................................             21,602               9,512             3,176            34,290
 Operating income (loss)........................              1,924                 686               249             2,859
Six Months Ended June 30, 1999
 Revenues.......................................             29,441              12,907             3,828            46,176
 Operating income (loss)........................              2,329                 910              (771)             2,468

                           DA CONSULTING GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company is a leading international provider of education for employees of companies which are implementing business information technology. The Company provides customized change communications, education and performance support services designed to maximize its clients' returns on their substantial investments in business information technology.

  Recognizing the global nature of its existing and prospective client base, the Company has built a substantial international presence. The Company is currently organized into three divisions: the Americas Division, which includes its North, South, and Central America operations; the EMEA Division, which includes its Europe, Middle East, and Africa operations; and the Asia Pacific Division, which includes its Australia and Asia operations.

RESULTS OF OPERATIONS.

Three Months ended June 30, 1998 Compared to Three Months ended June 30, 1999

  Revenue.   Revenue increased by $2.3 million, or 11.9%, from $19.7 million in the second quarter of 1998 to $22.0 million in the second quarter of 1999,
reflecting increases both in volume of services and in rates.   Revenues from
the Americas Division increased by 14.9% from $12.4 million to $14.2 million; revenues from the EMEA Division increased by 1.3% from $5.7 million to $5.8 million; and revenues from the Asia Pacific Division increased by 25.7% from $1.6 million to $2.1 million. The Company ended the second quarter with 804 total employees, up from 714 employees at the end of the same period of the prior year. Revenue for the second quarter of 1999 was 8.6% less than revenue in the first quarter of 1999 due to a slowdown in software license sales by ERP vendors and to the postponement of several projects as clients focus on Y2k readiness.

  Gross profit. Gross profit increased by $1.3 million, or 14.0%, from $9.4 million in the second quarter of 1998 to $10.7 million in the second quarter of 1999 and increased as a percent of revenue from 47.8% in the second quarter of 1998 to 48.7% in the second quarter of 1999. The increase in the gross profit margin percentage is primarily attributable to tools developed to enhance software systems training and rate increases, but is partially offset by decreased staff utilization.

  Selling and marketing expense. Selling and marketing expense increased $1.1 million or 86.4%, from $1.2 million in the second quarter of 1998 to $2.3 million in the second quarter of 1999, and increased as a percentage of revenue from 6.2% in the second quarter of 1998 to 10.3% in the second quarter of 1999. This increase as a percentage of revenue is primarily attributable to increased marketing efforts.

  Development expense.   Development expense increased $224,000, or 57.4%, from
$390,000 in the second quarter of 1998 to $614,000 in the second quarter of 1999, and increased as a percent of revenue from 2.0% in the second quarter of 1998 to 2.8% in the second quarter of 1999. The increase is primarily attributable to the Company's expansion of its service offerings and the development of proprietary and third party technologies to be used in the education programs delivered to its clients. The Company also increased its global technology infrastructure and service and support group, which allows the Company to rapidly deploy and support new services.

  General and administrative expense. General and administrative expense increased by $1.6 million, or 27.9%, from $6.0 million in the second quarter of 1998 to $7.6 million in the second quarter of 1999 and increased as a percentage of revenue from 30.2% in the second quarter of 1998 to 34.5% in the second quarter of 1999. The increase in expense is attributable to the cost of building administrative infrastructure including staff, systems and facilities to support future growth. In addition, the Company incurred costs totaling $225,000 during the quarter for the termination of employees. These costs were offset by a reduction in incentive compensation as a result of slowed year over year revenue growth beginning late in the second quarter of 1999.

  Operating income. Operating income decreased from $1.9 million in the second quarter of 1998 to $250,000 in the second quarter of 1999 and decreased as a percentage of revenue from 9.5% in the second quarter of 1998 to 1.1% in the second quarter of 1999. This decrease resulted from a rapid decline in revenues late in the second quarter of 1999, effectively lowering the expense coverage as compared to the revenues in the first quarter of 1999.

  Other income (expense) net. Other income (expense), net changed from expense of $160,000 in the second quarter of 1998 to income of $25,000 in the second quarter of 1999. Interest income, net changed from income of $100,000 in the second quarter of 1998 to income of $77,000 in the second quarter of 1999. The decrease in interest income is due to investment earnings from the Company's investments of proceeds from the Public Stock Offering, which was completed in April 1998, compared to lower investment levels in the current period.

  Provision for income taxes. The Company's effective tax rate was 39.6% in the second quarter of 1998 compared to 50.2% in the second quarter of 1999. The increase in the effective rate is due to nondeductible operating losses in various countries that occurred in the second quarter of 1999.

  Net income. The Company's net income decreased by $893,000 from $1 million in the second quarter of 1998 to $137,000 in the second quarter of 1999 for reasons discussed above. Diluted earnings per share decreased from $0.16 in the second quarter of 1998 to $0.02 in the second quarter of 1999.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

  Revenue.   Revenue increased by $11.9 million, or 34.7%, from $34.3 million in the first six months of 1998 to $46.2 million in the first six months of 1999,
reflecting increases both in volume of services and in rates.   Revenues from
the Americas Division increased by 36.3% from $21.6 million to $29.4 million; revenues from the EMEA Division increased by 35.7% from $9.5 million to $12.9 million; and revenues from the Asia Pacific Division increased by 20.5% from $3.2 million to $3.8 million. Revenue for the second quarter of 1999 was 8.6% less than revenue in the first quarter of 1999 due to a slowdown in software license sales by ERP vendors and to the postponement of several projects as clients focus on Y2k readiness.

  Gross profit. Gross profit increased by $7.0 million, or 43.1%, from $16.3 million in the first six months of 1998 to $23.3 million in the first six months of 1999 and increased as a percent of revenue from 47.5% in the first six months of 1998 to 50.4% in the first six months of 1999. The increase in the gross profit margin percentage is primarily attributable to increases in productivity and billing rates offset in the second quarter of 1999 by decreased staff utilization.

  Selling and marketing expense. Selling and marketing expense increased $1.7 million or 69.5%, from $2.4 million in the first six months of 1998 to $4.1 million in the first six months of 1999, and increased as a percentage of revenue from 7.1% for the first six months of 1998 to 8.9% for the first six months of 1999. This increase as a percentage of revenue is primarily attributable to increased expenditures and a decline in revenues late in the second quarter of 1999 as compared to the revenues in the first quarter of 1999.

  Development expense.   Development expense increased $721,000, or 96.9%, from
$.7 million in the first six months of 1998 to $1.5 million in the first six months of 1999, and increased as a percent of revenue from 2.2% in the first six months of 1998 to 3.2% in the first six months of 1999. The increase is primarily attributable to the Company's expansion of its service offerings and the development of proprietary and third party technologies to be used in the education programs delivered to its clients. The Company also increased its global technology infrastructure and service and support group, which allows the Company to rapidly deploy and support new services.

  General and administrative expense. General and administrative expense increased by $5.0 million, or 48.8%, from $10.2 million in the first six months of 1998 to $15.2 million in the first six months of 1999 and increased as a percentage of revenue from 29.8% in the first six months of 1998 to 33.0% in the second quarter of 1999. The increase in expense is attributable to the cost of building administrative infrastructure including staff, systems and facilities to support future growth. The Company incurred costs totaling $575,000 during the first six months of 1999 for the termination of employees. These costs were offset by a reduction in incentive compensation in the second quarter of 1999 as a result of slowed year over year revenue growth.

  Operating income. Operating income decreased from $2.9 million in the first six months of 1998 to $2.5 million in the first six months of 1999 and decreased as a percentage of revenue from 8.3% in the first six months of 1998 to 5.3% in the first six months of 1999. This decrease resulted from a rapid decline in revenues late in the second quarter of 1999, effectively reducing margins and lowering the expense coverage as compared to the revenues in the first quarter of 1999.

  Other income (expense) net. Other income (expense), net changed from expense of $273,000 in the first six months of 1998 to income of $129,000 in the first six months of 1999. Interest income, net changed from income of $6,000 in the first six months of 1998 to income of $217,000 in the first six months of 1999. The increase in interest income is due to investment earnings from the Company's investments of proceeds from the Initial Public Offering, which was completed in April 1998. Prior to the Initial Public Offering the company borrowed against a line of credit.

  Provision for income taxes. The Company's effective tax rate was 39.1% in the first six months of 1998 compared to 38.2% in the first six months of 1999. The decrease in the effective rate is due to earnings in lower income tax rate countries offset partially by nondeductible operating losses in various countries.

  Net income. The Company's net income was unchanged at $1.6 million in the first six months of 1998 and 1999 for reasons discussed above. Diluted earnings per share decreased from $0.28 in the first six months of 1998 to $0.24 in the first six months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash and cash equivalents were $7.8 million at June 30, 1999, compared to $10.0 million at December 31, 1998. The Company's working capital was $21.4 million at June 30, 1999 and $25.6 million at December 31, 1998.

  The Company's operating activities required cash of $3.1 million for the six months ended June 30, 1999, compared to $630,000 used in operations for the same period in 1998. The increase in cash used in operations resulted primarily from increased accounts receivable due to the timing of contract completions and obtaining benchmarks on various contracts. The increase also resulted from differences in the timing of payments of accounts payable and accrued liabilities in the six months ended June 30, 1999, compared to the same period in 1998.

  Investing activities provided cash of $2.3 million in the six months ended June 30, 1999, compared to cash used of $4.3 million for the same period in 1998. This change is due to the sale of short term investments which is offset by the purchase of property and equipment primarily related to the implementation cost of the Company's primary information system. During 1998, the Company invested proceeds from the Initial Public Offering in short-term investments.

  Financing activities used cash of $1.4 million for the six months ended June 30, 1999, compared to cash provided of $19.3 million of the same period of 1998. The Company repurchased 200,000 shares of common stock for $1.9 million and sold 69,000 shares to employees under stock option plans for $532,000 during 1999. Cash provided in 1998 primarily consisted $21.1 million in net proceeds from an Initial Public Offering offset by a $3.2 million repayment of its revolving line of credit during that period.

  The Company has a $5.0 million unsecured revolving line of credit with a commercial bank, which bears interest at the prime rate of interest plus 0.5%. The Company may utilize this line of credit to finance a portion of its working capital needs.

  During 1999, the Company originally planned approximately $10.0 million in capital expenditures, primarily for office furniture, computer and office equipment and leasehold improvements to support the anticipated growth in its professional and administrative staff. Capital expenditures in the first six months of 1999 were $5.4 million, of which $3 million was related to the implementation costs of the Company's primary information system. Capital expenditures for the remainder of 1999 have been scaled back due to a temporary decline in the market for the companies services.

  The Company believes its current cash balances, cash from future operations, and its revolving line of credit will be sufficient to meet the Company's working capital and cash needs for at least the next twelve months.


FORWARD-LOOKING STATEMENTS

  This Quarterly Report on Form 10-Q contains certain statements that are not historical facts which constitute forward-looking statements within the meaning of the Private Securities Legislation Reform Act of 1995 which provides a safe harbor for forward-looking statements. These forward-looking statements, including those relating to Year 2000 compliance issues, are subject to substantial risks and uncertainties that could cause the Company's actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. When used in this Report, the words "anticipate," "believe," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Actual future results and trends may differ materially from historical results as a result of certain factors, including but not limited to: dependence on SAP AG and the ERP software market, risks associated with management of a geographically dispersed organization, fluctuating quarterly results, the need to attract and retain professional employees, substantial competition, dependence on key personnel, risks associated with management of growth, rapid technological change, limited protection of proprietary expertise, methodologies and software, as well as those set forth in the Liquidity and Capital Resources section of Management's Discussion and Analysis section in the Company's Form 10-K and other filings with the Securities and Exchange Commission.

YEAR 2000 COMPLIANCE ISSUES

Assessment: The Company has analyzed and identified the anticipated consequences that the Year 2000 issue may have on its worldwide operations. The major systems in use by the Company may be affected by the Year 2000 issue. However, the Company has taken the significant steps described below toward minimizing the risk associated with non-compliance.

Internal Project: During 1998, the Company began to implement plans to ensure that its systems continue to meet its internal and external requirements.
During the first quarter of 1999, the Company completed the Year 2000 remediation of its corporate headquarters and Americas division based on currently available information. The Company completed this remediation process for its EMEA and Asia Pacific divisions in the second quarter of 1999. Implementation of the SAP system is scheduled for completion during the third quarter of 1999. The Company is currently processing daily transactions on its new SAP system.

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

Contingency Plan: While the Company is in the process of addressing its Year 2000 issues prior to being affected by them, there can be no assurances as to the ultimate success of the Company's compliance efforts. Uncertainties exist as to the Company's ability to detect all Year 2000 problems. Management believes that current monitoring and actions provide ample response time to avoid material and adverse effects on the Company's business and financial results. However, the Company is unable to quantify at this time the potential effect of any customer or Company non-compliance on the Company's business or financial results. The Company has completed nearly 90% of its system conversions at June 30, 1999.

The total expected cost of the Company's current systems conversion is approximately $7.8 million, including $4.3 million that has already been expended. This conversion is not necessary in order for the Company to become Year 2000 compliant. The cost of converting the only non-compliant system would have been nominal.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



  The Company holds short-term investments, which consist of variable rate municipal debt instruments. The Company uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in market interest rates may have on the fair value of the Company's investments. At June 30, 1999, the potential decrease in the fair value of investments assuming a ten percent adverse change in the market rates is not significant.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


  At the Company's Annual Meeting of Shareholders held on May 3, 1999, the shareholders of the Company elected three directors - two Class I directors and one Class III director - and the shareholders ratified the appointment of independent auditors for the year ending December 31, 1999.

  In the election of directors, 4,675,410 shares were voted in favor of the election of Nigel W.E. Curlet as a Class I Director and 7,895 shares were voted against Mr. Curlet, and 4,674,570 shares were voted in favor of the election of Gunther E.A. Fritze as a Class I Director and 8,735 shares were voted against Mr. Fritze. The term of the Class I Directors will expire at the 2002 Annual Meeting of Shareholders. 4,675,410 shares were voted in favor of the election of Patrick J. Newton as a Class III Director and 7,895 shares were voted against Mr. Newton. Mr. Newton was elected for a two year term to expire at the 2001 Annual Meeting of Shareholders. The term of the other Class III Director remaining in office, Nicholas H. Marriner, will also expire at the 2001 Annual Meeting of Shareholders. The term of the two Class II directors remaining in office - Virginia L. Pierpont and Richard W. Thatcher, Jr. - will expire at the 2000 Annual Meeting of Shareholders.

  In the vote for ratification of the appointment of PricewaterhouseCoopers LLP as independent public accountants for the year ending December 31, 1999, 4,678,980 shares were voted for, 1,100 shares were voted against and 3,225 shares abstained.

                           DA CONSULTING GROUP, INC.

                           PART II--OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

       Exhibit 27 - Financial Data Schedule

  (b)  Reports on Form 8-K

       No reports on Form 8-K were filed during the reporting period ended March 31, 1999.

SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DA CONSULTING GROUP, INC.
                                                  (Registrant)

Dated: August 13, 1999       By:            /s/ Nicholas H. Marriner
                                ----------------------------------------------
                                              Nicholas H. Marriner
                                      Chairman and Chief Executive Officer

                             By:             /s/ Dennis C. Fairchild
                                ----------------------------------------------
                                               Dennis C. Fairchild
                                     Chief Financial Officer, Secretary and
                                                    Treasurer