Form 10-Q
period 1999-09-30
DA CONSULTING GROUP INC
filed 1999-11-15
CIK 1051209

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

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

                               YES [X]    NO [_]

              NUMBER OF SHARES OUTSTANDING OF COMMON STOCK AS OF
                        November 12, 1999 - - 6,418,604

================================================================================

                           DA CONSULTING GROUP, INC.
                                     INDEX
                                     PART I
                             FINANCIAL INFORMATION

                                                                               Page No.
                                                                               --------
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheet as of December 31, 1998
           and September 30, 1999 (unaudited)................................    3
         Condensed Consolidated Statement of Income for the Three and
          Nine Months ended September 30, 1998 and 1999 (unaudited)..........    4
         Condensed Consolidated Statement of Cash Flows for the Three
          and Nine Months ended September 30, 1998 and 1999 (unaudited)......    5
         Notes to Condensed Consolidated Financial Statements(unaudited).....    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................    9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........   14


                                    PART II

                               OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K...................................   14

Signatures...................................................................   15

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           DA CONSULTING GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)

                                                                                        DECEMBER 31,            SEPTEMBER 30,
                                                                                            1998                    1999
                                                                                    -----------------       -----------------
                                    ASSETS                                                                       (Unaudited)
                                    ------
Current Assets:
  Cash and cash equivalents...................................................             $ 9,971                 $ 7,131
  Short-term investments......................................................              10,033                   2,314
  Accounts receivable:
   Trade, net.................................................................              15,980                  15,518
   Other......................................................................                  35                       -
  Unbilled revenue............................................................               1,589                   2,588
  Income taxes receivable.....................................................               1,310                   1,040
  Prepaid expenses and other current assets...................................                 626                   1,654
                                                                                           -------                 -------
   Total current assets.......................................................              39,544                  30,245
                                                                                           -------                 -------
  Property and equipment, net.................................................               8,759                  12,605
  Other assets................................................................                 182                      62
  Intangible assets, net......................................................                 418                     405
                                                                                           -------                 -------
             Total assets.....................................................             $48,903                 $43,317
                                                                                           =======                 =======

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------

Current Liabilities:
  Accounts payable............................................................             $ 2,954                 $ 2,337
  Accrued expenses............................................................               8,903                   6,889
  Deferred income.............................................................               1,345                     706
  Income taxes payable........................................................                 592                       -
  Deferred income taxes.......................................................                 165                     371
                                                                                           -------                 -------
   Total current liabilities..................................................              13,959                  10,303
                                                                                           -------                 -------
Commitments and contingencies

Shareholder's equity:
  Preferred stock, $0.01 par value: 10,000,000 shares authorized..............                   -                       -
  Common stock, $0.01 par value: 40,000,000 shares authorized; 6,571,777 shares issued; 6,550,074 and  6,418,604 shares outstanding at December
   31, 1998 and September 30, 1999, respectively..............................                  65                      65
  Additional paid-in capital..................................................              29,359                  29,355
  Retained earnings...........................................................               6,398                   5,806
  Accumulated other comprehensive income (loss)...............................                (762)                   (690)
  Treasury stock, at cost: 21,703 at December 31, 1998 and 153,173 shares at
     September 30, 1999.......................................................                (116)                 (1,522)
                                                                                           -------                 -------
   Total shareholders' equity.................................................              34,944                  33,014
                                                                                           -------                 -------
          Total liabilities and shareholders' equity..........................             $48,903                 $43,317
                                                                                           =======                 =======

                 The accompanying notes are an integral part
              of the condensed consolidated financial statements.

                           DA CONSULTING GROUP, INC.

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                                                 1998          1999            1998         1999
                                                               -------       -------        ---------     -------
Revenue.................................................       $21,882       $15,804        $56,173       $61,980
Cost of revenue.........................................        11,230         8,426         29,249        31,316
                                                               -------       -------        -------       -------
  Gross profit..........................................        10,652         7,378         26,924        30,664

Selling and marketing expense...........................         1,346         1,621          3,781         5,748
Development expense.....................................           779           350          1,523         1,815
General and administrative expense......................         6,436         9,012         16,669        24,238
                                                               -------       -------        -------       -------
  Operating income (loss)...............................         2,091        (3,605)         4,951        (1,137)
Interest income, net....................................           173            92            179           309
Other (expense), net....................................           (12)           (2)          (291)          (90)
                                                               -------       -------        -------       -------
 Total other (expense) income, net                                 161            90           (112)          219
                                                               -------       -------        -------       -------
  Income (loss) before taxes............................         2,252        (3,515)         4,839          (918)
Provision for income taxes..............................           914        (1,318)         1,925          (326)
                                                               -------       -------        -------       -------
   Net income (loss)....................................       $ 1,338       $(2,197)       $ 2,914       $  (592)
                                                               =======       =======        =======       =======
Basic earnings (loss) per share.........................       $  0.20       $ (0.34)       $  0.50       $ (0.09)
Weighted average shares outstanding.....................         6,555         6,419          5,775         6,452

Diluted earnings (loss) per share.......................       $  0.20       $ (0.34)       $  0.48       $ (0.09)
Weighted average shares outstanding.....................         6,822         6,419          6,042         6,452

                 The accompanying notes are an integral part
              of the condensed consolidated financial statements.

                           DA CONSULTING GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                         NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                        1998             1999
                                                                                      ---------       --------
Cash flows from operating activities:
  Net income(loss)..............................................................       $  2,914        $  (592)
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities:
    Depreciation and amortization...............................................            783          1,758
    Deferred income taxes.......................................................            157            206
    (Gain) Loss on sale of fixed assets.........................................             (8)            41

    Changes in operating assets and liabilities:
       Increase in accounts receivable and unbilled revenue.....................         (6,927)          (502)
       Decrease in income tax receivable........................................              -            270
       Increase in prepaid expenses and other current assets....................           (706)        (1,028)
       Decrease (increase) in other assets......................................           (257)           120
       Increase (decrease) in accounts payable and accrued liabilities..........          2,557         (2,632)
       Increase (decrease) in deferred income...................................          1,937           (639)
       Increase (decrease) in income taxes payable..............................            154           (592)
                                                                                       --------        -------
             Total adjustments..................................................         (2,310)        (2,998)
                                                                                       --------        -------
             Net cash provided by (used in) operating activities................            604         (3,590)
                                                                                       --------        -------
Cash flows from investing activities:
  Proceeds from sale of fixed assets............................................             20             15
  Sales of short-term investments...............................................                         7,723
  Purchases of short-term investments...........................................         (9,984)            (5)
  Purchases of property and equipment...........................................         (3,403)        (5,649)
                                                                                       --------        -------
             Net cash (used in) provided by investing activities................        (13,367)         2,084
                                                                                       --------        -------
Cash flows from financing activities:
  Net repayment of revolving line of credit.....................................         (3,208)             -
  Net repayments of note payable................................................            (55)             -
  Issuance of common stock......................................................         25,268              -
  Repayments of notes receivable from shareholders..............................            503              -
  Stock repurchases.............................................................            (25)        (1,943)
  Deferred offering costs.......................................................         (3,225)             -
  Proceeds from stock option exercise...........................................              -            537
                                                                                       --------        -------
             Net cash used in (provided by) financing activities................         19,258         (1,406)
                                                                                       --------        -------
Effect of changes in foreign currency exchange rate on cash
     and cash equivalents.......................................................           (304)            72
                                                                                       --------        -------
             Decrease in cash and cash equivalents..............................          6,191         (2,840)
Cash and cash equivalents at beginning of year..................................          3,664          9,971
                                                                                       --------        -------
Cash and cash equivalents at end of period......................................       $  9,855        $ 7,131
                                                                                       ========        =======

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

(2)  BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto as of and for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K.

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

                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                         SEPTEMBER 30,              SEPTEMBER 30,
                                                      1998          1999           1998       1999
                                                     ------       -------        -------     ------
                                                                       (in thousands)
Net income (loss)..............................      $1,338       $(2,197)       $2,914      $(592)

Other comprehensive income (loss)..............          11            92          (304)        72
                                                     ------       -------        ------      -----
Comprehensive income (loss)....................      $1,349       $(2,105)       $2,610      $(520)
                                                     ======       =======        ======      =====

                           DA CONSULTING GROUP, INC.

(5)  EARNINGS PER SHARE

     Basic earnings per share has been computed based on the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share includes the number of shares issuable upon exercise of stock options, less the number of shares that could have been repurchased with the exercise proceeds, using the treasury stock method.

     The following table summarizes the Company's computation of earnings per share for the three and nine months ended September 30, 1998 and 1999 (in thousands, except per share amounts):

                                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                       SEPTEMBER 30,
                                                                  -------------------------           -----------------------
                                                                   1998               1999             1998             1999
                                                                  ------            -------           ------           ------
Basic earnings (loss) per share............................       $ 0.20            $ (0.34)          $ 0.50           $(0.09)
                                                                  ======            =======           ======           ======
Net income (loss)..........................................       $1,338            $(2,197)          $2,914           $ (592)
                                                                  ======            =======           ======           ======
Weighted average shares outstanding........................        6,555              6,419            5,775            6,452
Computation of diluted earnings per share:
  Common shares issuable under outstanding stock options...          828                  -              828                -
  Less shares assumed repurchased with proceeds from
  exercise of stock options................................         (561)                 -             (561)               -
                                                                  ------            -------           ------           ------
  Adjusted weighted average shares outstanding.............        6,822              6,419            6,042            6,452
                                                                  ======            =======           ======           ======
Diluted earnings(loss) per share...........................       $ 0.20            $ (0.34)          $ 0.48           $(0.09)
                                                                  ======            =======           ======           ======

     Approximately 1,015,920 antidilutive options were excluded from the calculation of diluted earnings per share for the three months and nine months ended September 30, 1999.

                           DA CONSULTING GROUP, INC.

(6) Geographic Financial Data

   Revenues from the Company's operations are presented below by operating division.

                                                                          EUROPE,
                                                                       MIDDLE EAST
(In thousands)                                         AMERICAS          & AFRICA       ASIA PACIFIC       TOTAL
                                                       --------        -----------      ------------     --------
THREE MONTHS ENDED SEPTEMBER 30, 1998
   Revenues.....................................        $14,470           $ 5,891          $1,521         $21,882
   Operating income.............................          1,260               788              43           2,091
THREE MONTHS ENDED SEPTEMBER 30, 1999
  Revenues......................................          8,827             4,076           2,901          15,804
  Operating income (loss).......................         (2,811)             (872)             78          (3,605)
NINE MONTHS ENDED SEPTEMBER 30, 1998
  Revenues......................................         35,984            15,403           4,786          56,173
  Operating income (loss).......................          3,090             1,476             385           4,951
NINE MONTHS ENDED SEPTEMBER 30, 1999
  Revenues......................................         38,267            16,984           6,729          61,980
  Operating income (loss).......................           (482)               38            (693)         (1,137)

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

RESULTS OF OPERATIONS.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED
 SEPTEMBER 30, 1999

  Revenue.   Revenue decreased by $6.1 million, or 27.8%, from $21.9 million in the third quarter of 1998 to $15.8 million in the third quarter of 1999, reflecting decreases in volume of services offset partially by an increase in
rates.   Revenues from the Americas Division decreased by 39.0% from $14.5 million to $8.8 million; revenues from the EMEA Division decreased by 30.8% from $5.9 million to $4.1 million; and revenues from the Asia Pacific Division increased by 90.7% from $1.5 million to $2.9 million. The Company ended the third quarter with 727 total employees, down from 819 employees at the end of the same period of the prior year. Revenue for the third quarter of 1999 was 28.3% less than revenue in the second quarter of 1999 due to a slowdown in the market for complex computer software and to the postponement of several projects as clients focus on Y2k readiness. The Company expects further revenue decline in the fourth quarter of 1999.

  Gross profit. Gross profit decreased by $3.3 million, or 30.7%, from $10.7 million in the third quarter of 1998 to $7.4 million in the third quarter of 1999 and decreased as a percent of revenue from 48.7% in the third quarter of 1998 to 46.7% in the third quarter of 1999. The decrease in the gross profit margin percentage is primarily attributable to decreased staff utilization.

  Selling and marketing expense. Selling and marketing expense increased $275,000 or 20.4%, from $1.3 million in the third quarter of 1998 to $1.6 million in the third quarter of 1999, and increased as a percentage of revenue from 6.2% in the third quarter of 1998 to 10.3% in the third quarter of 1999. This increase as a percentage of revenue is primarily attributable to increased marketing efforts.

  Development expense.   Development expense decreased $429,000, or 55.1%, from
$779,000 in the third quarter of 1998 to $350,000 in the third quarter of 1999, and decreased as a percent of revenue from 3.6% in the third quarter of 1998 to 2.2% in the third quarter of 1999. Primary expenditures for development in third quarter of 1999 were in preparation of the release of FastEd, a tool targeted for middle market companies. The decrease is due to one time expenditures incurred during the third quarter of 1998 related to the development of the Company's Fast Implementation Toolset.

  General and administrative expense. General and administrative expense increased by $2.6 million, or 40.0%, from $6.4 million in the third quarter of 1998 to $9.0 million in the third quarter of 1999 and increased as a percentage of revenue from 29.4% in the third quarter of 1998 to 57.0% in the third quarter of 1999. The increase in expense is attributable to the cost of building administrative infrastructure including staff, systems and facilities. In addition, during the third quarter of 1999, the Company incurred approximately $1 million in non-capitalized costs related to the implementation of SAP software as its primary information system. The Company also reserved approximately $300,000 for leasehold abandonment costs related to the implementation of cost reduction programs. These costs were offset in part by reduced incentive compensation as a result of slowed year over year revenue growth beginning late in the second quarter of 1999.

  Operating income. Operating income decreased from $2.1 million in the third quarter of 1998 to an operating loss of $3.6 million in the third quarter of 1999 and decreased as a percentage of revenue from 9.6% in the third quarter of 1998 to a loss of 22.8% in the third quarter of 1999. This decrease resulted from rapid decreases in revenues resulting in lower expense coverage as compared to the revenues in the first and second quarters of 1999.

  Other income (expense) net. Other income (expense), net changed from income of $161,000 in the third quarter of 1998 to income of $90,000 in the third quarter of 1999. Interest income, net changed from income of $173,000 in the third quarter of 1998 to income of $92,000 in the third quarter of 1999. The decrease in interest income is due to investment earnings in 1998 from the Company's investments of proceeds from the Public Stock Offering, which was completed in April 1998, compared to lower investment levels in the current period.

  Provision for income taxes. The Company's effective tax rate was 40.6% in the third quarter of 1998 compared to 37.5% in the third quarter of 1999. The high effective rate for the third quarter of 1998 is the result of nondeductible operating losses in various countries. The lower tax benefit rate for the third quarter of 1999 was a result of losses in higher income tax rate countries offset in part by earnings in lower income tax rate countries and nondeductible operating losses in various countries.

  Net income. The Company's net income decreased by $3.5 million from $1.3 million in the third quarter of 1998 to a net loss of $2.2 million in the third quarter of 1999 for reasons discussed above. Diluted earnings per share decreased from $0.20 in the third quarter of 1998 to a loss per share of $0.34 in the third quarter of 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED
 SEPTEMBER 30, 1999

  Revenue.   Revenue increased by $5.8 million, or 10.3%, from $56.2 million in the first nine months of 1998 to $62.0 million in the first nine months of 1999,
reflecting increases both in volume of services and in rates.   Revenues from
the Americas Division increased by 6.3% from $36.0 million to $38.3 million; revenues from the EMEA Division increased by 10.3% from $15.4 million to $17.0 million; and revenues from the Asia Pacific Division increased by 40.6% from $4.8 million to $6.7 million. Revenue for the third quarter of 1999 was 28.3% less than revenue in the second quarter of 1999 due to a slowdown in the market for complex computer software and to the postponement of several projects as clients focus on Y2k readiness.

  Gross profit. Gross profit increased by $3.7 million, or 13.9%, from $26.9 million in the first nine months of 1998 to $30.7 million in the first nine months of 1999 and increased as a percent of revenue from 47.9% in the first nine months of 1998 to 49.5% in the first nine months of 1999. The increase in the gross profit margin percentage is primarily attributable to increases in productivity and billing rates offset by decreased staff utilization in the second and third quarters of 1999.

  Selling and marketing expense. Selling and marketing expense increased $2.0 million or 52.0%, from $3.8 million in the first nine months of 1998 to $5.8 million in the first nine months of 1999, and increased as a percentage of revenue from 6.7% for the first nine months of 1998 to 9.3% for the first nine months of 1999. This increase as a percentage of revenue is primarily attributable to increased expenditures and declining revenues late in the second quarter of 1999.

  Development expense.   Development expense increased $292,000 or 19.2%, from
$1.5 million in the first nine months of 1998 to $1.8 million in the first nine months of 1999, and increased as a percent of revenue from 2.7% in the first nine months of 1998 to 2.9% in the first nine months of 1999. The increase is primarily attributable to the Company's expansion of its service offerings and the development of proprietary and third party technologies to be used in the education programs delivered to its clients.

  General and administrative expense. General and administrative expense increased by $7.5 million, or 45.4%, from $16.7 million in the first nine months of 1998 to $24.2 million in the first nine months of 1999 and increased as a percentage of revenue from 29.7% in the first nine months of 1998 to 39.1% in the same period of 1999. The increase in expense is attributable to the cost of building administrative infrastructure including staff, systems and facilities. In addition, the period included approximately $1 million in non-capitalized costs related to the implementation of SAP software as its primary information system. The Company incurred costs totaling $575,000 during the first nine months of 1999 for the termination of employees. The Company also recorded approximately $300,000 for leasehold abandonment costs related to the implementation of cost reduction programs. The costs were offset by reduced incentive compensation in the third quarter of 1999 as a result of slowed year over year revenue growth.

  Operating income. Operating income decreased from $5.0 million in the first nine months of 1998 to an operating loss of $1.1 million in the first nine months of 1999 and decreased as a percentage of revenue from 8.8% in the first nine months of 1998 to a loss of 1.8% in the first nine months of 1999. This decrease resulted from rapid decreases in revenues resulting in reduced margins and lower expense coverage.

  Other income (expense) net. Other income (expense), net changed from expense of $112,000 in the first nine months of 1998 to income of $219,000 in the first nine months of 1999. Interest income, net changed from income of $179,000 in the first nine months of 1998 to income of $309,000 in the first nine months of 1999. The increase in interest income is due to investment earnings from the Company's investments of proceeds from the Initial Public Offering, which was completed in April 1998. Prior to the Initial Public Offering the company borrowed against a line of credit.

  Provision for income taxes. The Company's effective tax rate was 39.8% in the first nine months of 1998 compared to 35.5% in the first nine months of 1999. The decrease in the effective rate is due to earnings in lower income tax rate countries and nondeductible operating losses in various countries.

  Net income. The Company's net income (loss) decreased $3.5 million from $2.9 million in the first nine months of 1998 compared to a loss of $592,000 in the first nine months of 1999 for reasons discussed above. Diluted earnings (loss) per share decreased from $0.48 in the first nine months of 1998 to a loss of $0.09 in the first nine months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash and cash equivalents were $7.1 million at September 30, 1999, compared to $10.0 million at December 31, 1998. The Company's working capital was $19.9 million at September 30, 1999 and $25.6 million at December 31, 1998.

  The Company's operating activities required cash of $3.6 million for the nine months ended September 30, 1999, compared to $604,000 provided by operations for the same period in 1998. The increase in cash used in operations resulted primarily from operating losses incurred in the third quarter of 1999. The increase also resulted from differences in the timing of payments of accounts payable and accrued liabilities in the nine months ended September 30, 1999, compared to the same period in 1998.

  Investing activities provided cash of $2.1 million in the nine months ended September 30, 1999, compared to cash used of $13.4 million for the same period in 1998, primarily due to sales of short term investments during the first nine months of 1999. This was offset in part by purchases of property and equipment principally related to the implementation cost of the Company's primary information system. During the first nine months of 1998, the Company purchased approximately $9.9 million in short term investments and purchased a license for its new software system.

  Financing activities used cash of $1.4 million for the nine months ended September 30, 1999, compared to cash provided of $19.3 million of the same period of 1998. The Company repurchased 200,000 shares of common stock for $1.9 million and sold approximately 69,000 shares to employees under stock option plans for $537,000 during 1999. Cash provided in 1998 primarily consisted of $22.0 million in net proceeds from an Initial Public Offering offset by a $3.2 million repayment of its revolving line of credit during that period.

  The Company has a $5.0 million unsecured revolving line of credit with a commercial bank, which bears interest at the prime rate of interest plus 0.5%. The Company may utilize this line of credit to finance a portion of its working capital needs.

  During 1999, the Company originally planned approximately $10.0 million in capital expenditures, primarily for office furniture, computer and office equipment and leasehold improvements to support the anticipated growth in its professional and administrative staff. Capital expenditures in the first nine months of 1999 were $5.6 million, of which $3 million was related to the implementation costs of the Company's primary information system. Capital expenditures for the remainder of 1999 have been scaled back significantly due to a temporary decline in the market for the Company's services.

  The Company believes its current cash balances, cash from future operations, and its revolving line of credit will be sufficient to meet the Company's working capital and cash needs for at least the next twelve months.

FORWARD-LOOKING STATEMENTS

  This Quarterly Report on Form 10-Q contains certain statements that are not historical facts which constitute forward-looking statements within the meaning of the Private Securities Legislation Reform Act of 1995 which provides a safe harbor for forward-looking statements. These forward-looking statements, including those relating to Year 2000 compliance issues, are subject to substantial risks and uncertainties that could cause the Company's actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. When used in this

Report, the words "anticipate," "believe," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Actual future results and trends may differ materially from historical results as a result of certain factors, including but not limited to: dependence on SAP AG and the ERP software market, risks associated with management of a geographically dispersed organization, fluctuating quarterly results, the need to attract and retain professional employees, substantial competition, dependence on key personnel, risks associated with management of growth, rapid technological change, limited protection of proprietary expertise, methodologies and software, as well as those set forth in the Liquidity and Capital Resources section of Management's Discussion and Analysis section in the Company's Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

YEAR 2000 COMPLIANCE ISSUES

Assessment: The Company has analyzed and identified the anticipated consequences that the Year 2000 issue may have on its worldwide operations. The major systems in use by the Company may be affected by the Year 2000 issue. However, the Company has taken the significant steps described below toward minimizing the risk associated with non-compliance.

Internal Project: During 1998, the Company began to implement plans to ensure that its systems continue to meet its internal and external requirements.
During the first quarter of 1999, the Company completed the Year 2000 remediation of its corporate headquarters and Americas division based on currently available information. The Company completed this remediation process for its EMEA and Asia Pacific divisions in the second quarter of 1999. Implementation of the SAP system was completed during the third quarter of 1999. The company is currently processing daily transactions on its new SAP system.

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

Contingency Plan: While the Company is in the process of addressing its Year 2000 issues prior to being affected by them, there can be no assurances as to the ultimate success of the Company's compliance efforts. Uncertainties exist as to the Company's ability to detect all Year 2000 problems. Management believes that current monitoring and actions provide ample response time to avoid material and adverse effects on the Company's business and financial results, however, the Company is unable to quantify at this time the potential effect of any customer or Company non-compliance on the Company's business or financial results. The Company has completed over 90% of its system conversions at September 30, 1999.

The total expected cost of the Company's current systems conversion is approximately $8.0 million, of which substantially all has been expended. This conversion is not necessary in order for the Company to become Year 2000 compliant. The cost of converting the only non-compliant system would have been nominal.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company holds short-term investments, which consist of variable rate municipal debt instruments. The Company uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in market interest rates may have on the fair value of the Company's investments. At September 30, 1999, the potential decrease in the fair value of investments assuming a ten percent adverse change in the market rates is not significant.



                           DA CONSULTING GROUP, INC.

                           PART II--OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

       Exhibit 3.1  - Bylaws of the Company, as amended on August 6, 1999

       Exhibit 10.1 - Change in Control Separation Agreement between DA
                      Consulting Group, Inc. and Dennis C. Fairchild dated November 2, 1999.

       Exhibit 27   - Financial Data Schedule

  (b)  Reports on Form 8-K

       No reports on Form 8-K were filed during the reporting period ended September 30, 1999.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               DA CONSULTING GROUP, INC.
                                                     (Registrant)

Dated: November 12, 1999        By:            /s/ Nicholas H. Marriner
                                   --------------------------------------------
                                                 Nicholas H. Marriner
                                         Chairman and Chief Executive Officer


                                By:             /s/ Dennis C. Fairchild
                                   --------------------------------------------
                                                  Dennis C. Fairchild
                                        Chief Financial Officer, Secretary and
                                                       Treasurer


                                By:              /s/ Lynne P. Hohlfeld
                                   --------------------------------------------
                                                   Lynne P. Hohlfeld
                                          International Corporate Controller
                                            (Principal Accounting Officer)