Form 10-K
period 1999-12-31
DA CONSULTING GROUP INC
filed 2000-03-30
CIK 1051209

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

     Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                          Commission File No.00-24055
                           DA CONSULTING GROUP, INC.
               (Exact name of registrant as specified in charter)

              TEXAS                                     76-0418488
(State or other jurisdiction of                (IRS employer incorporation
        or organization)                           identification No.)

   5847 SAN FELIPE, SUITE 3700
           HOUSTON, TEXAS                                  77057
(Address of principal executive office)                  (Zip Code)

      Registrant's telephone number, including area code:   (713) 361-3000

          Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE

          Securities Registered Pursuant to Section 12(g) of the Act:

                                Title of Class:
                                ---------------

                    COMMON SHARES, PAR VALUE $.01 PER SHARE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [_].

     As of March 24, 2000 the aggregate market value of the voting stock held by non-affiliates was $9,807,000.

     As of March 24, 2000, 6,418,604 shares of common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

 Specified portions of the definitive Proxy Statement for the Annual Meeting of
   Stockholders of DA Consulting Group, Inc. to be held on June 6, 2000 are incorporated by reference in Part III of this report.

================================================================================

                           DA CONSULTING GROUP, INC.
                                   FORM 10-K

                               TABLE OF CONTENTS

                                     PART I
Item 1.      Business..............................................   3
Item 2.      Properties............................................  14
Item 3.      Legal Proceedings.....................................  15
Item 4.      Submission of Matters to a Vote of Security Holders...  15

                                    PART II
Item 5.      Market for the Company's Common Equity and Related
              Stockholder Matters..................................  15
Item 6.      Selected Consolidated Financial Data..................  16
Item 7.      Management's Discussion and Analysis of Financial
              Condition And Results of Operations..................  17
Item 7A.     Quantitative and Qualitative Disclosures About Market
              Risk.................................................  23
Item 8.      Financial Statements..................................  23
Item 9.      Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure..................  23

                                    PART III
Item 10.     Directors and Executive Officers of DA Consulting
              Group, Inc...........................................  23
Item 11.     Executive Compensation................................  24
Item 12.     Security Ownership of Certain Beneficial Owners and
              Management...........................................  24
Item 13.     Certain Relationships and Related Transactions........  24

                                    PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K...............................................  24

SIGNATURES.........................................................  26

                                     PART I

ITEM 1.  BUSINESS

     DA Consulting Group, Inc. ("DACG(TM) and together with its subsidiaries, the "Company") is a leading international provider of employee education and support solutions to companies investing in business information technology. Through its worldwide offices and locations, DACG delivers customized services for:

 .  documentation and training necessary for implementation of large enterprise computer systems;
 .  technical and non-technical employee education on enterprise computer systems; and
 .  consulting on change management and change communications.

     In addition to services, the Company markets its proprietary software and business systems content as pre-packaged products.

     Since 1988, the Company has provided services to over 450 clients, including more than 70 of the Fortune Global 500, providing services to such companies as Guinness, Compaq, BASF, Nabisco, Eastman Kodak, Corning Consumer Products, Scott Paper Limited, Comp USA, Great Spring Water of America (Perrier Worldwide) and McKessonHBOC. The Company's client base is diversified, with its largest client representing less than 6% of the Company's revenue in 1999. Recognizing the global nature of the information technology market and the importance of being able to serve multi-national clients, the Company has built a substantial international presence and provides services on six continents. The Company has offices in the U.S., Canada, United Kingdom, France, Germany, South Africa, Australia, Singapore.

   DACG was founded in 1984 in Houston, Texas as an employee support company providing documentation services to the oil and gas industry. In 1988, the Company expanded its employee support services to include training in connection with one of the first major English language installations of SAP AG software in the world. During the 1990's, enterprise resource planning (ERP) represented the substantial market opportunity for the Company's services. DACG made ERP end-user support its primary focus. In 1999, revenue from clients implementing SAP software represented 90% of the Company's billed consulting revenue. By focusing on end-user support services, the Company has been successful in institutionalizing its knowledge base and has developed proprietary content and reference materials, the DA Foundation(TM), that is applied in developing customized solutions for each client. DACG has also developed DA Cornerstone(TM), the Company's methodology for delivering consistently high quality service to its clients. DACG has broadened its complement of end-user support services by also providing change communications consulting and on-line help tools with SmartForce and Centra Software strategic relationships and by expanding its ERP capabilities to include applications such as J.D. Edwards ("JDE"), BaaN, Oracle and PeopleSoft. Most recently, the Company introduced a pre-packaged software solution coupled with minimal consulting, called FastED(TM). FastED(TM) is targeted to meet the needs of many first time small or mid-sized organizations desiring to provide their own documentation and training programs when implementing ERP systems or upgrading existing systems.

MARKET

   According to industry experts, the 1999 worldwide market for IT education and training was $18.4 billion and is growing at a compound annual rate of 11% to reach $27.8 billion in 2003. The Company's primary target market within ERP training comprises approximately 7% of the IT training market, or over $1 billion. Julian, Ellen H. and Dankes, Anne-Spohie, "Worldwide & US Education and Training Markets, 1998-2003", International Data Corporation, May 1999, Report 19144, page 3.There are many service providers in the training market and the providers that directly compete with the Company include software developers, computer training companies, consulting firms, and internet-based learning companies. DACG also has competitive pressure from large international system integrators and technology vendors that provide end-user support programs to supplement their proprietary software.

     The Company's growth in the past years was directly impacted by the significant growth experienced within the ERP market for first time implementations. DACG's ability to increase revenues in the ERP and IT training market is directly impacted by the respective growth rates within the worldwide regions and countries in which it provides services. The worldwide trend for new ERP implementations has generally moved from the West to the East. In the U.S., there is a growing saturation of ERP in large companies, which has led to shrinking or declining growth in this market, whereas Europe has flattened growth rates, and Asia has accelerated growth in first time ERP implementations.

     An extension of DACG's current market stems from companies experiencing what industry analysts have termed "Second Wave". The "Second Wave" phenomenon is a term that describes many companies' need to derive further value from already installed systems. These companies are increasingly recognizing the importance of providing employees with the training and tools necessary to more fully utilize the potential of their systems on an on-going basis. DACG is concentrating its operations on "Second Wave" opportunities.

  New markets for DACG include e-business and e-learning. The Internet push has shifted the business IT market from ERP to e-business and has opened three training and consulting opportunities for the Company. These include:

 . Employee learning for extensions of ERP systems into other business functions such as sales force automation (SFA), client relationship management (CRM), and supply chain automation (SCA), as well as ERP upgrades and add-ons of additional components of existing ERP software;

 .  Transforming the Company's educational services into a Web-based learning
   (WBL) system for the clients and for creation of custom on-line learning environments (commonly known as "virtual universities"); and

 .  Implementing e-business software with consultative services.

BUSINESS STRATEGY

     The Company's mission is to improve the performance of people and organizations as they learn, change and use technology. The Company's core focus has been documentation and training for enterprise resource planning (ERP) systems. Over 90% of our revenues are derived from new system implementations. During 1999, the ERP market experienced a dramatic decline in new implementations as companies shifted focus and resources to Y2K concerns and the growing IT areas of e-commerce and e-business. The IT training market for ERP experienced a similar swing and which resulted in the first ever declining period of revenues and earnings for the Company. To minimize risk to the shareholders, during 1999 the Company downsized its workforce, reorganized some of its operations and furthered diversification plans to reduce ERP dependency and enter new markets. See "Risk Factors".

Maintain Core Business

     The core of the Company's business will continue to be professional consulting services for employee training and performance support for technology systems implementations. During 1999, the Company underwent a significant downsizing in reaction to a marketplace that was negatively impacted globally by a Y2K slowdown. With the current organization, DACG will continue ongoing support of back office systems such as SAP, JDE, PeopleSoft, BaaN, and Oracle software, as well as increasing our services in front office systems such as customer relationship management, supply chain automation, and sales force automation. As SAP is the largest ERP vendor and the Company has a significant portion of current core business in SAP training, the Company's business is dependent on the continued success of SAP.

     The market for the Company's core business has broadened from the Fortune Global 500 to include the Fortune 1000, which includes companies with revenues over and including $2.5 billion. To serve this broader market, the Company is offering FastED(TM), a package of proprietary software and services that delivers to the client a customizable learning system at a reduced cost. DACG will continue to develop products and services that meet the core business demands of this clientele. See "Risk Factors."

Expand and Diversify into Internet-Leveraged Services

     The Company has chosen e-learning and e-business as areas of internal strength and opportunities that can be leveraged more broadly with today's modern electronic technology to create a more diversified organization. The Company will use the growth of the Internet to enter new lines of business, including custom creation of websites for virtual learning for corporate clientele, implementation of e-business software for integration of ERP systems and websites, and consultancy for technology change management.

     The areas of e-learning and e-business have been selected not only for their `good fit' with existing core business, but also for their impressive market growth potential. The corporate e-learning marketplace is currently estimated to be $1.7 billion in the U.S. alone and is forecasted to grow to $11 billion by 2003, which is an estimated compound annual growth rate (CAGR) of 65%. Julian, Ellen H and Andersen, Cushing, "The US Corporate Learning Market Forecast, 1998-2003", International Data Corporation, Jan 2000, Report # 21323, page 1. Development of a web-based learning system will be the major focus for the Research and Development group during 2000. The worldwide e-business implementation service market is estimated at $12.9 billion, and is estimated to grow at a CAGR of 59% to reach $78.6 billion by 2003. The e-business consulting market is growing at over 230% annually and was estimated in 1999 to be $7 billion. The Company will enter the e-business market by providing e-business implementations and delivering technology change consultancy, business process consultancy, and end-user training centered on the implementation of enterprise information portals (EIP). E-business is a new market entrance for the Company and it does not expect that it will result in significant short-term revenue. See "Risk Factors".

Maintain International Presence

   DACG believes maintaining geographically dispersed consulting operations are necessary for attracting and retaining a Fortune Global 500 client base. Therefore, the Company will retain international presence by maintaining current locations and adding further locations when justified by ongoing market demand. See "--Company Organization and Project Management Methodology" and "--Properties."

Maintain and Expand Strong Relationships with ERP Software Vendors and Existing Clients

   The Company provides employee performance support solutions to clients installing large enterprise software systems. DACG's expertise includes SAP, JDE, Oracle, BaaN, and PeopleSoft. Because the quality of end-user performance support can substantially impact the success of an ERP installation, SAP has developed its own list of a limited number of preferred or qualified service providers. DACG is recognized by SAP as a Global Consulting Partner. The Company believes this status is important in enabling it to receive referrals from SAP for new business opportunities. In late 1998, the Company was named a Global Education Services Alliance Partner with PeopleSoft, Inc. In both relationships, the Company is the only education specialist.

   As part of the Company's restructuring in 1999, DACG refocused key sales people to concentrate on account management at large multi-national accounts and vertically within a specific industry. DACG's strategic account management and vertical specialists will allow the company to:

 .  More broadly leverage in-depth knowledge of certain verticals;
 .  Facilitate improved growth for delivering expanded services;
 .  Improve effective coordination of work involving multi-national locations and clients; and
 .  Assist in obtaining repeat business with its current and past clients

See "--Sales and Marketing" and "Risk Factors."

Leverage Large, Diversified, Blue-Chip Client Base

   Since 1988, the Company has provided services to over 70 of the Fortune Global 500 companies as well as other large companies worldwide. This blue-chip client base provides the Company with substantial credibility when soliciting business from potential new customers and has proven to be an important source of referrals. In addition, these customers are usually geographically dispersed with large numbers of employees requiring performance support services and upgrades, thereby providing the Company with a source of additional revenue opportunities. The Company's client base is diversified with the ten largest clients accounting for approximately 38% of the Company's revenue in 1999. The Company's largest client accounted for less than 6% of the Company's revenue in 1999. See "--Clients" and "Risk Factors."

Extend Service Offerings

   The Company has a significant commitment to continual expansion of its service offerings. During 1999, the Company expanded service lines in the areas of change communications, customer relationship management, and supply-chain management. Areas of growth in 2000 are planned to be in knowledge management and change management. Additionally, Research and Development is focused on four development areas:

 .  Customized on-line learning environment for clients desiring a proprietary web-based learning system;
 .  Technology-based solutions that allow the Company's consultants to generate improved efficiencies as they develop employee support solutions for clients; . Tools and content specific to the software applications produced by major front office and back office vendors; and . Service solutions for areas complementary to existing businesses that support the Company's clients' needs for education and performance support beyond their ERP systems.

   The Company believes its proprietary toolset, its relationship with SmartForce to develop computer-based training titles, and its relationship with Centra to develop and market interactive Web-based distance learning are all important means of expanding services and gaining market share in the growing market for complex business software.

SERVICES

   The Company delivers employee support solutions designed to maximize the return on clients' business information technology investments while taking into account each client's individual needs, resources, and requirements. New business software has a significant direct impact on the working patterns of a corporation, which must be managed in relation to both implementation of the software and support of that software over time. The Company performs a thorough review of the procedures and jobs that employees will need to perform and uses this information to develop the requisite end-user support solution for the client. The Company offers DA Passport(TM) for clients to offer their employees context-sensitive help on-demand at their desktop computers. Such solutions utilize the Company's proprietary methodology, DA Cornerstone(TM), in the delivery of services consisting of change communications, education, and performance support programs developed by the Company.

   In response to the strong demand for SAP R/3 implementation using SAP's Accelerated SAP Roadmap(TM) methodology, DACG introduced DA FIT/Fast Implementation Toolkit(TM) ("DA FIT") in 1998 and a comprehensive package, FastED(TM), in 1999. DA FIT enables consultants to extract key information from Accelerated SAP ("ASAP") tools and processes and integrate it with DACG content and tools to quickly produce customized, effective end-user support solutions. FastED allows clients to perform their own end-user support solution, which includes DA FIT.

Change Communications

   In 1999, DACG introduced change communication consulting as a new service line. Clients introducing complex business software systems commit themselves to long term change. Clients' employees are affected by this change, seeing it on the desktop in the form of new software functionality and in day-to-day business activities in the form of new procedures and policies. Typical approaches to managing this change focus on establishing executive management support. However, the key to successful business systems implementations is obtaining the support of end-users. Effective utilization of technology is critical to the success of business software investments. Accordingly, the companies change communications programs are primarily focused on the end-user. Common change communications deliverables provided by the Company to its clients include kick-off meetings and speeches, facilitated collaborative work groups, multimedia presentations, video presentations, and newsletters. These deliverables, in addition to providing critical information, also serve to minimize a client's business disruption by preparing the employees for the impact of complex business software related changes.

   The business goals that drive the implementation of business software as identified by client executive management are used as the starting point for the development of change communications programs. An analysis is conducted that determines how the enterprise-wide issues presented by client management will impact each end-user's daily work routine. These issues are identified through the Company's use of facilitated collaborative workshops where the Company's staff works with client employees to identify areas of greatest concern. Based on this review, a specific change communications program is developed for each segment of the audience. This program insures the progressive delivery of messages that start with the basic corporate message and then address issues that are specific to segments (such as the accounts receivable department) of the client's organization.

Education

   The Company develops educational programs specific to each client's needs, taking into account the client's infrastructure and resources, the scope of the client's information technology system, and the client's language and cultural needs. In order to influence the way an employee works and optimizes his or her utilization of a new system, educational programs are developed that focus on specific end-user job responsibilities, as well as on the overall business processes that impact the end-user. In developing educational content for a client, the Company utilizes its DA Foundation(R) library, which contains training content to address job roles and processes common to complex business software.

   The Company consults with the client to determine the appropriate media to use for delivering the educational content: instructor-led training, computer-based training, and/or distance learning. Virtually all the Company's clients utilize instructor-led training courses, which the Company customizes to meet the particular client's specifications and needs.

   Many companies, particularly those with large and geographically dispersed operations, are increasingly seeking ways to use computer-based training to decrease costs and minimize employee time away from the job. DACG offers both custom and standardized computer-based training modules, utilizing the resources of the DA Foundation library and standardized courseware co-developed with SmartForce. In 2000, DACG plans to launch its customizable web-based learning system to the Fortune Global 500.

   DACG offers both synchronous and asynchronous capabilities for computer-based distance learning. Using Symposium software from Centra Software, Inc., DACG provides synchronous distance learning, where many students can follow a single event. DACG provides asynchronous distance learning through custom and SmartForce courses that allow students to work independently and at their own pace. Both of these methods are used by companies with remote user audiences and require only basic information technology infrastructures because they involve distributing content by using wide area networks, corporate intranets, and audio conferencing technology. Typically a client implementing an ERP system or another new business technology will have the required infrastructure. Distance learning or "e-learning" is effective in situations where travel, time away from work and cost are important.

Performance Support

   A critical component of the Company's end-user support solution is the documentation of business processes that affect end-users. This documentation is designed to assist workers in performing their jobs after training. In utilizing a new system, end-users of technology frequently encounter situations in which they require assistance. In order to limit workers' downtime and provide workers with easy access to assistance, on-line references containing relevant policies, processes, and procedures are utilized. In coordination with the design of educational programs, the Company works with each client to assess the ongoing documentation and performance support needs of the particular audience of end-users. Utilizing the DA Foundation, the Company then develops support content for the client, creating a clearly defined set of policies, processes, and procedures relating to the particular business software application.

   Based upon the client's information technology infrastructure, budget, and timing needs, the appropriate media for performance support are determined. Quick reference guides and printed documentation are used as hard copies to deliver performance support for the employee. Those clients who have limited time frames in which to develop an end-user support solution most often use this type of performance support solution. These clients can migrate to a more technologically advanced solution at a later date. More sophisticated performance support solutions can be delivered through the client's corporate intranet, where DACG will design and maintain a repository of the end-user support deliverables.

   DACG's most sophisticated performance support solution is an electronic performance support system ("EPSS") which provides comprehensive end-user support on demand at the desktop so that end-users can minimize interruptions in seeking help or information relating to a job task. End-users can access the EPSS from their own desktop and find the answers to the questions they have about a particular task. Building a comprehensive EPSS solution can be challenging and costly. To simplify its development, the Company has created a proprietary software technology, DA Passport. DA Passport is context sensitive, which means it can track the location of the client end-users in the client's ERP system, in order to provide support based on the particular application being run, thereby allowing the Company to create customized ERP end-user support accessible at a transactional or task level. The Company can link system tasks, business procedures, training, and computer-based training files to ERP transactions using the DA Passport technology to provide sophisticated support to end-users. A DA Passport solution is typically recommended to clients with corporate intranets, although the Company can consult with a client to construct a corporate intranet site if required.

CLIENTS AND REPRESENTATIVE ENGAGEMENTS

   The Company provides custom support solutions around the world to large and mid-sized companies, many of which have information intensive, multinational operations. The Company has provided services to more than 450 clients, including many of the world's leading corporations in a broad range of industries such as oil and gas, technology, pharmaceutical and chemicals, utilities and telecommunications, consumer products, and manufacturing. The following is a selection of DACG's 1999 clients and representative engagements.

Guinness Local (Guinness)

     Guinness is part of Diageo plc, a world-leading consumer goods company formed in 1997 through the merger of Grand Met & Guinness. Diageo has 85,000 employees and annual revenue of approximately GBP 14 billion. To meet increased demand and address Year 2000 issues, Guinness chose to integrate its systems and processes worldwide by implementing "Year 2000" compliant SAP ERP software.
DACG was chosen to help Guinness train more than 1,200 employees in Ireland and more than 800 employees in the UK. After providing a detailed training needs analysis, DACG worked with Guinness to train 300 "Super Users"; internal employees devoted to learning specifics about the software. The "Super Users" then assisted colleagues with less experience during and after the implementation. Altogether, DACG produced over 80 courses and materials for future reference and "job aids" such as help cards as reminders of key tasks. The materials were customized for each Guinness location and business area in accordance with local issues and culture.

Rothmans of Pall Mall Berhad (Rothmans)

     Rothmans is the number one tobacco manufacturing and marketing company and ranks among the top five companies in Malaysia. Over the past 13 years, the company's growth has resulted in a market share increase from 10 to 60 percent. Rothmans found delivering timely information while managing sustained growth on a legacy system of disjointed computer systems difficult. To integrate its systems, Rothmans chose SAP R/3 ERP software using the ASAP methodology. After evaluating how sister companies implemented end-user training, Rothmans selected DACG to conduct its training. DACG documented 300 key SAP system tasks with respective business process flowcharts and process overviews and compiled them into HTML format for the Rothmans InfoCentre. More than 30 courseware programs were developed, each targeted to the needs of specific employee groups. Additionally, a classroom reference-based training methodology was used to train 230 end-users on the Rothmans InfoCentre.

Compaq Computer Corporation (Compaq)

     Founded in 1982, Compaq has grown rapidly to become the second largest computer company in the world and the largest global supplier of personal computers. Compaq develops and markets hardware, software, solutions and services. Compaq's products are sold and supported in more than 100 countries through a network of authorized Compaq marketing partners. To meet its growing needs, Compaq acknowledged the need to standardize business systems and procedures at their headquarters in Houston, TX, and at their sales subsidiaries in Europe, Asia, Australia, Latin America, Canada and the United States. Compaq implemented SAP in a phased rollout, converting 47 sales subsidiaries and 6 manufacturing sites over a 30 month period. For its initial rollout, the Company utilized a team of 17 DACG consultants that developed 52 courses, managed end-user education programs and assisted in Compaq's intranet development. Following successful delivery of this solution, DACG was retained to deliver end-user education at Compaq sites in Mexico, Canada, China and South Africa.

Baylor College of Medicine  (Baylor)

     Houston-based Baylor, a renowned medical institution with total research support of $179.9 million and more than 50 research and patient-care centers, chose to replace its legacy computer systems with "Year 2000" compliant SAP ERP software. Recognizing the need for expert help, Baylor chose DACG as its preferred provider of documentation and training services. One of the greatest challenges Baylor faced in teaching 1,000 employees how to utilize ERP software was the vast variation in computing skills across the organization. DACG's customized approach to employee education addressed this challenge by providing job-specific training to small groups of people and adjusting teaching methods to accommodate different learning styles and experiences. In addition, Baylor benefited from DACG's proprietary on-line help tool, DA PassportTM, which allows employees to access information specific to their task. Working with Baylor, DACG facilitated business process definition workshops and created a performance support system made up of Baylor-specific business process documentation. DACG also delivered customized training reference materials targeted for the mass end user audience and for employees who use the system infrequently. DACG delivered both computer-based and instructor-led training at Baylor.

Anglian Water Services (Anglian)

     Anglian is a privatized regional water and sewage service company with several hundred sites located in the United Kingdom. Its 162 treatment plants provide water to 4 million people, while more than 1,000 sewage treatment plants handle the needs of 2.4 million properties. Anglian implemented SAP R/3 to address "Year 2000" issues, replace legacy systems and to improve the efficiency of its business processes. SAP modules were implemented in Human Resources and Payroll; procurement; financial management and capital project management.
After a thorough evaluation of training providers, Anglian selected DACG to train 1,700 geographically dispersed end-users in just 12 weeks. Working with a tight deadline, DACG developed 40 courses and workshops, delivering courses in a variety of methods including, computer-based training (CBT), instructor-led training, and a "playpit" environment where users can practice their skills in a realistic environment. The courses were developed in collaboration with Anglian business and allowed significant skills transfer to take place. Altogether, a total of 8,000 man-days of training were delivered, encompassing everyone from front-line operational staff to senior management team. All staff received a minimum of one day's training, with a high proportion receiving six or seven days of training.

Public Service Enterprise Group (PSE&G)

     PSE&G is a $6.4 billion diversified energy and energy services company headquartered in New Jersey. Its two principal subsidiaries are PSE&G, New Jersey's oldest and largest regulated utility, and PSEG Energy Holdings, which manages unregulated and non-utility businesses. PSE&G serves more than 5.5 million customers and, like utilities across the nation, is preparing for a deregulated future. In response to heightened competition stemming from deregulation, PSE&G implemented SAP, allowing the company to respond to customers faster, manage work better, produce products more efficiently, and increase the timeliness of information. Moreover, PSE&G wanted its employees to be able to understand the costs of producing electricity, make appropriate decisions as to how to keep costs down through preventive maintenance, and be able to report any malfunction to ensure quick and cost-efficient repair. PSE&G knew help was needed to ensure employees had the necessary training and information they needed to facilitate these changes. DACG was retained to train PSE&G employees and ensure user readiness. DACG produced hard-copy materials and used classroom instruction to train 1,200 end-users on the new system. PSE&G retained DACG to continue the training process after the completion of the implementation and plans to work with DACG on its next two implementations -nuclear and energy delivery.

BASF (BASF)

   United-Kingdom-based BASF PLC is a division of BASF, a global chemicals company, employing more than 105,000 people and, with a worldwide turnover of DM55 billion, BASF PLC chose to implement SAP across its worldwide operations to replace legacy systems and to provide better customer service by developing common processes for key operational areas. BASF PLC employees 1001 staff and has annual revenues of over GBP 790 million. BASF PLC recognized that training was an important component of the project and chose DACG to achieve desired end results. Working with DACG, BASF PLC developed documentation for SAP system tasks and BASF business procedures and developed an on-line help system (DA Passport) for 750 end-users. DACG developed and administrated training courses for end-users through a combination of classroom-based courses, one-to-one sessions and workshops all incorporating DA Passport.

   The Company's ten largest clients, in the aggregate, accounted for approximately 34%, 31%, and 38% of its billed hour revenue in 1997, 1998, and 1999, respectively. No single client of the Company accounted for more than 6.0% of the Company's revenue in 1999.

   The following is a sample list of clients that the Company provided services for during 1999:

Abbott Laboratories              Ericsson Australia                Nabisco
Baylor College of Medicine       Gleason Corporation               Orleans Parish School Board
BBC Worldwide                    Great Springs Waters of America   Praxair
Betz Dearborn                    Guinness Brewing                  Raytheon
Compaq                           Hercules, Inc.                    Sabre, Inc.
CompUSA                          Hewlett-Packard Company           The American Bottling Company
Corning Consumer Products        McKesson Corporation              Toyota of Australia
Eastman Kodak                    Mitel Corporation                 W.R. Grace & Co.

COMPANY ORGANIZATION AND PROJECT MANAGEMENT METHODOLOGY

Organization

   The Company divides its organization into three operating divisions: the Americas Division, which includes its operations in North, South, and Central America; the EMEA Division, which includes its operations in Europe, Middle East, and Africa; and the Asia Pacific Division, which includes its operations in Australia, Singapore and Asia. Each division is headed by a member of the Company's management and is further divided into regions that are generally headed by a Company vice president.

Project Methodology Management

   The Company's DA Cornerstone(TM) project management methodology is a key component in its delivery of quality end-user support solutions to its clients. DA Cornerstone is DACG's comprehensive six phase, end-user support methodology that addresses key end-user support program deliverables, activities, and milestones throughout the lifecycle of a business information technology implementation. Each phase has associated tools that facilitate the completion of that phase's activities and deliverables.

   DA Cornerstone phases include:

   Analyze: DACG analyzes the client needs, resources, and requirements and submits to the client an end-user support strategy and proposed deliverables for approval.

   Prototype   When the strategies are approved, DACG designs deliverables
   and         and sets up appropriate
   Design:     development strategies. The client must approve the strategic program design.

   Develop: DACG executes the strategies and submits all deliverables for frequent internal and client review.

   Implement:  DACG delivers the final work to the end-users.

   Evaluate:   After implementation and as part of the services to the client,
               DACG evaluates the effectiveness of the services using appropriate tools.

   Support: DACG will arrange and set up the post implementation and long-term maintenance strategy for the educational program, end-user support, change communications or other program created by DACG for the client.

   The Company's project staff develops each end-user support component through an iterative draft and review process that directly involves client end-users in the development of content specific to their needs. This review process typically consists of three stages and has quality control steps embedded in each stage as formal checkpoints. These checkpoints are intended to ensure that the client is satisfied with the deliverables, that the content is accurate and adheres to the Company's own standards, and that the project is delivered in a cost-effective and timely manner. The success of a given project engagement from a cost, time, and client satisfaction standpoint is the responsibility of the assigned operations and project managers.

SALES AND MARKETING

   The Company generates business through a field sales force that sells directly and pursues referrals and trade show leads. In addition, the Company co-markets, in the form of joint sales calls and marketing materials, with SAP and other ERP vendors, SmartForce, Centra Software, Insite Objects and others.

   The Company's direct sales efforts are performed worldwide by its 22 full-time sales personnel, each of whom has either a branch territory or regional focus. The sales personnel generate leads from several sources, including referrals from the Company's existing clients and from attendance at industry trade shows. Among its sales and marketing efforts, the Company's sales force has presented the Company's expertise at SAPPHIRE, the annual SAP America conference for SAP service providers and end-users. The Company also participates and has an opportunity to demonstrate its expertise at conferences around the world with all leading ERP vendors. The Company also uses Internet-based marketing, direct mail, advertising in trade magazines, corporate presentations, joint marketing events, and networking through regional business communities to generate potential sources for new business.

   Among its marketing efforts, the Company participates in and demonstrates its expertise at worldwide conferences with all leading enterprise software vendors and is a regular participant and speaker at SAPPHIRE, the annual SAP America conference for SAP service providers and end-users. In 2000, the Company plans to broaden marketing exposure into general employee education and training markets. The Company also uses Internet-based marketing, direct mail, advertising in trade magazines, corporate presentations, joint marketing events, and networking through regional business communities to generate potential sources for new business.

   The Company's strategic business alliances, including relationships the Company maintains with SAP, PeopleSoft, J.D. Edwards, and SmartForce, are a source of generating new business. DACG is recognized by SAP, PeopleSoft, and J.D. Edwards as a preferred or qualified provider of end-user support services. DACG is recognized as a Global Consulting Partner by SAP and a Global Education Services Alliance Partner by PeopleSoft. In addition, the Company develops and delivers to potential clients, joint proposals in collaboration with these business alliance partners, with the proposals covering software applications, software implementation services, and end-user support solutions. The Company has been successful in obtaining new business through these joint proposals.
To this end, DACG has recently expanded its capability to develop and manage partnerships. This expanded capability has already shown signs of bringing a larger partner community onboard with an expanded focus, including not only referral selling, but true value-added reseller relationships. In this capacity, DACG will look to create bi-directional revenues derived from partners selling DACG products and services and by DACG reselling partner products and services.

   Through our business alliances with SmartForce and SAP, the Company has developed a series of computer-based training courses on SAP. The agreement does not require the Company to provide cash, but does require the Company to provide subject matter experts to assist SmartForce with the development of SAP-related computer-based training software. As of December 31, 1999, 20 of these titles had been released. The Company considers the development of computer-based training titles to be an important means of gaining market share in providing services for Fortune 1000 clients. These clients generally view computer-based courses as a cost-effective means of training.

   Through business alliance with Centra Software Inc., the Company offers synchronous computer-aided distance learning. DACG offers both synchronous and asynchronous capabilities for computer-based distance learning. Using Symposium software from Centra Software, Inc., DACG provides synchronous distance learning, where many students can follow a single event. This is one method used for companies with remote user audiences and requires only basic information technology infrastructures because it involves distributing content by using wide area networks, corporate intranets, and audio conferencing technology. Typically a client implementing an ERP system or another new business technology will have the required infrastructure. Distance learning or "e-learning" is effective in situations where travel, time away from work and cost are important.

   The Company's services require a substantial financial commitment by clients and, therefore, typically involve a long sales cycle. Once a lead is generated, the Company endeavors to understand quickly the potential client's business needs and objectives in order to develop the appropriate solution and bid accordingly. The Company's operations and project managers are involved throughout the sales cycle to ensure mutual understanding of client goals, including time to completion and technological requirements. Sales cycles for end-user support solution projects typically range from one to six months from the time the Company initially meets with a prospective client until the client decides whether to authorize commencement of an engagement. The retention of the Company typically occurs at the beginning of the design/prototype stage of the software implementation.

RECRUITING AND PROFESSIONAL DEVELOPMENT

   As of December 31, 1999, DACG's personnel consisted of 377 billable employees and 158 non-billable staff, which include sales, marketing, development, executive, and administrative personnel. The Company believes that its success depends mainly on its ability to attract, retain, and motivate talented, creative, and professional employees at all levels. For core business, the Company seeks to hire personnel with prior consulting experience in end-user education programs, education professionals with a background in information technology, and information technology professionals with education or communication program experience. Strong project management, analytical and communications skills and international experience are also considered. For the new programs such as e-learning and e-business, the company seeks individuals with systems design, web design, and system architecture capabilities. Recruiting is coordinated company-wide through the Company's human resources department.

   Training and mentoring are integral parts of the Company's staff development program. The Company's training programs ensure that its professional staff understands the impact of technology on people, is able to communicate effectively at all levels within a client organization, and has the ability to communicate with its clients' technical, business and management staff to provide value-added content to its clients. Ongoing training includes a blend of in-house and external training. In-house training includes basic training, more detailed software education, project management, consultancy skills, and leadership training. The use of DA Foundation materials and the application of performance support technologies such as DA Passport are also covered. In addition, all consultants are required to attend a DA Cornerstone methodology training program, and to be approved for its use before being assigned to any consulting project. External training programs focus on project and time management skills.

   The Company believes that its culture is central to its ability to attract and retain highly skilled and motivated professionals. Extensive technical, management, and sales training enable DACG professionals to expand their skills and attain increasing levels of responsibility within the organization. The technical career path provides opportunities for advancement outside the traditional management career ladder. The technical career path builds technical skills, provides compensation incentives, and at a macro level, supports the development of DACG's current and future core competencies. Through planned job assignment and rotations, special projects and structural development events, high potential management candidates are prepared to assume greater management roles. The Company attracts and motivates its professional and administrative staff by offering competitive packages of base and incentive compensation and benefits. All professional staff members are eligible for bonuses. The Company appreciates the importance of recognition and a promotion track for its administrative staff and fully integrates its staff into the conduct of its business. All of the Company's employees are eligible to receive stock options. See "Risk Factors".

RESEARCH AND DEVELOPMENT

   DACG established a research and development department in 1995 to support and maintain its end-user support content and consulting methodologies. During 2000, the primary focus of this department will be the development of a virtual learning environment and complimentary consulting services, ongoing maintenance of DA Passport, DA Foundation, and the Company's proprietary toolset used for rapid deployment of end-user support solutions. The department is also responsible for developing computer-based training in collaboration with SmartForce and Centra Software.

   The Company's research and development department continually applies technology developments to the Company's content and tools. As technology advances, DACG has kept pace expanding its deliverables from traditional hard copy materials and instructor led training to include on-line documentation, multimedia training, employee performance support systems, distance learning and web-based education and performance support solutions. In 1999, DACG released two new products and services - Change Communications and FastED(TM). Change Communications is a complete consultative service designed for communication of technological change. FastED is a pre-packaged product and service offering that allows complete but fast implementation of a training and support activity. FastED is available in English, French, German, Dutch, Spanish and Italian languages. Research & Development personnel work directly with the Company's human resources department to ensure that the Company's consultants are trained to support each new release of the consulting methodologies. The Company considers research and development crucial to the expansion of its service offerings into change and knowledge management, supply-chain and customer relationship management and plans to increase its expenditures in this area in 2000.

COMPETITION

   The global markets for end-user performance support services for business information technology, e-learning and e-business consulting are large, highly fragmented, change rapidly, and are subject to low barriers to entry. DACG has three market areas for competition. These include:

 . Competition from the ERP software developers and other applications developers, which includes the software that DACG trains on, including SAP and other vendors.
 . Competition from large international systems integrators, such as the consulting practices of the large international accounting firms, which are focused principally on systems integration and implementation but also provide end-user support as a secondary service.
 . Competition from the professional services groups of many large technology and management consulting companies and a large number of smaller organizations that specialize in employee support services, generally serving a limited geographic area and having a smaller base of technical and managerial resources.
 .  Competition as clients may elect to use internal resources to satisfy their needs for training services the Company provides.
 .  In e-learning, the company faces a number of additional competitors in the public and private education systems for training.
 . In e-business, the Company has competition from a plethora of small and large companies entering the implementation and consulting space.

   In all markets, DACG faces competition for client assignments from a number of companies having significantly greater financial, technical, marketing resources and name recognition. The Company believes key competitive factors forming the basis upon which these companies compete are experience, reputation, industry focus, international presence, service and technology offerings, and price relative to the value of the services provided. The Company believes that it competes effectively and will continue to compete effectively worldwide.

INTELLECTUAL PROPERTY AND OTHER PROPERTY RIGHTS

   The Company relies upon a combination of nondisclosure and other contractual arrangements and trade secret laws to protect its proprietary rights. The Company generally enters into confidentiality agreements with its key employees and clients, thereby seeking to limit distribution of proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use of and take appropriate steps to enforce its intellectual property rights. Software developed and other materials prepared by the Company in connection with client engagements are usually assigned to the Company's clients following the termination of the engagement. The Company retains the right to use the general know-how developed by the Company in the course of the engagement, and this accumulated knowledge is the basis for the DA Foundation. The Company also retains all rights to certain of its proprietary methodologies and software (such as DA PASSPORT and computer-based training software), the benefit of which the Company provides to the client by royalty-free license.

   DA Foundation(R), DA Team Teach(R) and DA Consulting Group(R) are registered trademarks and/or service marks of the Company. The Company also claims common law trademark rights in DACG and design (new), the globe and temple logo, Fast Implementation Toolkit(TM), Fast Implementation Toolset(TM), DA Cornerstone(TM), and DA Passport(TM), for each of which the Company has filed an application for to register in the United States Patent and Trademark Office. Furthermore, the Company claims common law trademark rights in DACG(TM), DA FIT/Fast Implementation Toolkit(TM), FastED(TM), DA ASK(TM), DA Quickweb(TM), and the slogan mark "Solutions for People and Technology"(TM), but as to these has decided at present not to file applications for trademark registration. The Company holds no patents. The Company has registered the copyright in the computer programs titled "DA Basic Skills Training for SAP R/3" and "DA Basic Skills Training for SAP R/3 v2.0 US." The Company also claims the copyright in numerous other works and may elect to register such copyrights on a case-by-case basis.

RISK FACTORS

Our business operations are dependent on SAP and the ERP software market.

     A substantial portion of our revenue is derived from the provision of end-user support services in connection with ERP software implementations by our clients. These relationships and authorizations are generally subject to termination on short notice. In addition, these licensors could further modify their software in order to make the implementation cycles for its new releases shorter and less complicated, thereby possibly reducing the need for customized end-user support, or they could increase their provision of end-user support services for their software applications. They could also cease referring us to their customers as a provider of end-user support services. Any one or more of these circumstances could have a material adverse effect on our business and revenues.

We may not be able to keep up with rapid technological changes

     Our future success will depend on our ability to gain expertise in technological advances, such as the latest releases from ERP software vendors, and to respond quickly to evolving industry trends and client needs. Our efforts to gain technological expertise and to develop new technologies require us to incur significant expense. There can be no assurance that we will be successful in adapting to these advances in technology or in addressing changing client needs on a timely basis. In addition, there can be no assurance that the services or technologies developed by others will not reduce significantly demand for our services or render our services obsolete. Any significant reduction in the demand for our services will have a material adverse effect on our results of operations.

Our stock price has been volatile

   Stock prices may be subject to wide swings, particularly on a quarterly basis, in response to variations in operating and financial results, fluctuations in earnings, competitive pressures, market place conditions, failure to meet revenue expectations and other similar factors. It is difficult to forecast the timing of revenue because project cycles depend on factors such as the size and scope of assignments, circumstances specific to particular clients or industries, the number and nature of client projects commenced or completed during a period, and the utilization rates of our professional staff. Were we to fail to meet expectations of our anticipated revenue in a period, or if we were to experience a negative change in our perceived long-term growth prospects, either would likely have an adverse effect on our stock price.

We may continue to experience increased competition from competitors with greater resources than ours, from potential clients performing services "in house" and from suppliers delivering a complete package to their customers

   The information technology services industry is highly competitive. It is served by many national, regional and local companies, including full service agencies and specialized temporary service agencies. It has limited barriers to entry, in part due to rapidly changing technologies. Our primary competitors come from a variety of market segments, including "Big Five" accounting firms, large systems consulting and implementation firms and large general management consulting firms. Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition. Such advantages may enable these competitors to attract more clients and provide faster service at less cost. In addition, our potential clients have increasingly decided to dedicate sufficient internal resources to performing the services that we provide "in house", particularly where these resources represent a fixed cost to the client. We are also increasingly finding that software licensors are implementing their own software packages, as well as educating their customers' employees in how to use them. Such competition may impose additional pricing pressures. We expect that the level of competition will remain high in the future. Increased competition could have a material adverse effect on our ability to profitably operate our business.

We may not be able to attract and retain qualified information technology consultants

   Our continued success will depend in large part on our ability to attract, retain and motivate highly skilled employees, particularly project managers and other senior technical personnel. The qualified project managers that we require are in great demand and are likely to remain a limited resource for the foreseeable future. Many of the companies with which we compete for qualified professionals have substantially greater financial and other resources than we do. There can be no assurance that we will be able to recruit, develop, and retain a sufficient number of highly skilled, motivated professionals to compete successfully. In addition, competition for qualified personnel may also lead to increased costs for such personnel which we may not be able to offset by increases in billing rates. The loss of a significant number of professional personnel is likely to have a material adverse effect on us, particularly our ability to complete existing projects or secure new projects.

Failure to adequately estimate costs, or efficiently manage fixed-bid and not-to-exceed projects could have a material adverse effect on our profitability

   Certain of our projects are undertaken on a fixed bid basis, pursuant to which we charge our clients a flat rate for our services, or on a not-to-exceed basis, pursuant to which we limit the maximum fee that we will charge our client. For the year ended December 31, 1999, we realized approximately 11% of our revenues from fixed-bid or not-to-exceed projects. Were we to fail to adequately estimate the actual cost to us of completing a project under the guaranteed not-to-exceed or fixed fee price set forth in certain of our contracts, or were we to fail to efficiently manage these projects after entering into the not-to-exceed or fixed fee contract, we could become exposed to unrecoverable budget overruns, which could materially adversely affect our profitability. Additionally, client engagements are generally terminable with little or no notice or penalty, and our failure to meet a client's expectations could damage our relationship with that client and cause the client to terminate our engagement. A client's unanticipated decision to terminate or postpone a project may result in higher than expected numbers of unassigned professionals or severance costs, which could materially adversely affect our results of operations.

We do not have any patents to protect our intellectual property rights from misappropriation

   Our success in the information technology services business depends upon our software deployment and methodology and other proprietary intellectual property rights. We do not hold any patents. We rely on a combination of trade secret, nondisclosure and other contractual arrangements and technical measures, and copyright and trademark laws to protect our proprietary rights. We generally enter into confidentiality agreements with our employees, consultants, clients and potential clients and limit access to and distribution of our proprietary information. There can be no assurance that the steps that we have taken will be adequate to prevent misappropriation of our intellectual property rights or that third parties will not independently develop functionally equivalent or superior methodologies or software. Moreover, there can be no assurance that third parties will not assert infringement claims against us in the future that would result in costly litigation or license arrangements regardless of the merits of such claims. Additionally, because our engagements are typically work- for-hire based, we assign ownership of, or grant a royalty-free license to use, the materials that we develop specifically for our clients to those clients upon project completion.

Significant Exposure to International Markets

   We currently have international operations in Singapore, Australia, England, France, Germany, South Africa and Canada. As of December 31, 1999, 50% of our revenues resulted from our international operations. The successful operation of such geographically dispersed offices requires considerable management and financial resources and results in significant ongoing expense. International operations and the provision of services in foreign markets are subject to risks involving trade barriers, exchange controls, national and regional labor strikes, civil disturbances and war, and increases in duties, taxes, and governmental royalties, multiple and possibly overlapping tax structures, as well as changes in laws and policies governing operations of foreign-based companies. We may also experience difficulties relating to the global administration of our business. Any of such factors may have a material adverse effect on the Company.

ITEM 2.  PROPERTIES

     Currently, the Company maintains 16 offices on six continents. The Company's headquarters is at 5847 San Felipe Road, Suite 3700, Houston, Texas, where it leases approximately 57,000 square feet of space. This lease expires in June 2004. The Company also maintains domestic offices in the metropolitan areas of Boston, Chicago, Dallas, Philadelphia, and San Francisco, and foreign offices in Toronto, London, Paris, Melbourne, Sydney, Durban, Johannesburg, Cape Town, Singapore, and Canberra. Each of these offices is located near one or more significant clients of the Company, and, except for Durban, have terms that will expire between one and five years (exclusive of renewal options exercisable by the Company). All of the Company's offices are electronically linked together and have access to all of the Company's capabilities and core consulting tools. From time to time, the Company uses office space provided at client sites to facilitate performance of its services and maximize client contact. Where the Company operates in a country without an established office, operations are handled on a mobile basis with corporate support being delivered from one of its regional centers in Houston, London, Sydney, or Johannesburg. The Company believes that its facilities are adequate for its current needs and that additional facilities can be leased to meet future needs. In addition, the Company is in the process of subleasing several branch facilities that were vacated as a result of cost reduction measures.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company is a party to routine litigation in the ordinary course of business. The Company does not believe that the eventual outcome of such litigation will have a material effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On December 7, 1999, at a Special Meeting of Shareholders, the holders of common stock approved the Company's 1997 Stock Option Plan (the "Plan") as amended, increasing the aggregate number of shares of common stock for which options may be granted under the Plan from 1,260,000 to 1,960,000.

Votes For      Votes Against      Votes Abstained
---------      -------------      ---------------
3,394,064         768,592              1,630

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's common stock has traded on the Nasdaq Stock Market since its initial public offering on April 24, 1998. Its trading symbol is DACG. The following table sets forth, for each quarterly period indicated, the high and low sale price for the common stock as reported by the Nasdaq National Market.

1998                      High                  Low
-----------------------------------------------------
2nd Quarter              $18.50                $13.00
3rd Quarter               18.00                 12.50
4th Quarter               21.88                 10.25
1999
-----------------------------------------------------
1st Quarter              $21.00                $ 7.63
2nd Quarter               12.63                  5.13
3rd Quarter                6.38                  4.38
4th Quarter                5.06                  3.00

     No dividends were declared on the Company's common stock during the years ended December 31, 1998 and 1999, and the Company does not anticipate declaring dividends in the foreseeable future.

     As of March 1, 2000 there were approximately 107 shareholders of record and greater than 1,200 beneficial shareholders.

ITEM 6.  SELECTED COMBINED AND CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial statement data as of December 31, 1998 and 1999 and for the three years ended December 31, 1999 is derived from the audited consolidated financial statements of DA Consulting Group, Inc. and its subsidiaries (the "Company") included elsewhere herein. This information should be read in conjunction with such Consolidated Financial Statements and related notes thereto. The selected financial information as of December 31, 1995, 1996 and 1997 has been derived from the audited financial statements of the Company that have been previously included in the Company's reports under The Securities Exchange Act of 1934, that are not included herein. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                                  YEARS ENDED
                                                  SIX MONTHS ENDED                                 DECEMBER 31,
                                      ---------------------------------------           ---------------------------------------
                                           JUNE 30,    DECEMBER 31,
                                             1995          1995          1995            1996        1997        1998       1999
                                      -------------------------------------------------------------------------------------------
                                          COMBINED(1) CONSOLIDATED(1) PRO FORMA(2) CONSOLIDATED(1)
INCOME STATEMENT DATA:                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
 Revenue..............................      $6,299        $8,319       $14,618         $26,202      $44,204     $80,132   $ 70,295
 Cost of revenue......................       3,412         4,249         7,661          14,190       24,063      40,817     38,717
                                            ------        ------       -------         -------      -------     -------   --------
 Gross profit.........................       2,887         4,070         6,957          12,012       20,141      39,315     31,578
 Selling and marketing expense........         407           665         1,072           1,953        3,726       5,195      7,403
 Development expense..................         296           411           707           1,250        1,223       2,124      1,802
 General and administrative expense...       1,657         2,357         4,014           6,597       12,436      24,877     33,461
 Amortization expense(3)..............          --           230           459             274           54          29        354
 Employee stock-related charge........          --            --            --           1,858          263          --        142
                                            ------        ------       -------         -------      -------     -------   --------
 Operating income (loss)..............         527           407           705              80        2,439       7,090    (11,584)
 Other (expense) income, net..........         (23)          (61)          (84)             95         (135)         22        287
                                            ------        ------       -------         -------      -------     -------   --------
 Income (loss)  before taxes..........         504           346           621             175        2,304       7,112    (11,297)
 Provision (benefit)  for income taxes         189           228           250             141          896       2,813     (3,034)
                                            ------        ------       -------         -------      -------     -------   --------
 Net income (loss)....................      $  315        $  118       $   371         $    34      $ 1,408     $ 4,299   $ (8,263)
                                            ======        ======       =======         =======      =======     =======   ========
 Basic earnings (loss)  per share(4)..       $0.09         $0.03         $0.10           $0.01        $0.29       $0.72     $(1.28)
 Weighted average shares outstanding..       3,623         3,623         3,623           4,217        4,808       5,976      6,444
 Diluted earnings (loss) per share(4).       $0.08         $0.03         $0.10           $0.01        $0.28       $0.69     $(1.28)
 Weighted average shares outstanding..       3,868         3,868         3,868           4,462        5,053       6,233      6,444

BALANCE SHEET DATA:
 Cash and cash equivalents............      $  585        $  592                       $ 2,199      $ 3,664     $ 9,971   $  5,795
 Working capital......................         315           761                         1,629        4,101      25,585     11,007
 Total assets.........................       3,211         5,440                         8,549       20,135      48,903     32,918
 Total debt...........................         445           562                           731        3,970          --         --
 Shareholders' equity.................         573         1,891                         3,071        7,943      34,944     25,238

(1) Prior to July 1995, the Company's business was operated through four separate companies located in the United States (U.S.), the United Kingdom (U.K.), South Africa, and Australia (the "Predecessor Companies"). All of the Predecessor Companies were under common management. Prior to July 1995, three of the Predecessor Companies were controlled (based upon record ownership) by trusts, the sole beneficiaries of which were the controlling owners of the U.S. company and their children. As a result of a stock exchange transaction (the "Exchange Transaction") on July 1, 1995, the Predecessor Companies became wholly-owned subsidiaries of the Company. For accounting purposes, the acquisition of the U.S. company has been treated as a recapitalization of the U.S. company, and the U.S. company has been treated as the acquiror of the other three entities. As a result, the net assets of the U.S. company were carried forward at historical basis while the net assets of the acquired Predecessor Companies were recorded at fair market value using the purchase method of accounting. The financial data for the six months ended June 30, 1995 represents the combined results of the Predecessor Companies prior to the Exchange Transaction; the financial data for the six months ended December 31, 1995 and the years ended December 31, 1996, 1997, 1998 and 1999 represent the consolidated results of the Company following the Exchange Transaction.
(2) The 1995 pro forma results of operations represent the combined results of the Predecessor Companies for the six months ended June 30, 1995 and the consolidated results of the Company for the six months ended December 31, 1995, which reflect the change in basis for the combined Predecessor Companies and amortization expense assuming the Exchange Transaction had occurred on January 1, 1995. The 1995 pro forma financial data have been presented since all of the entities were under common management and operated as one company for all of the years presented, and such data therefore represent a meaningful comparison with all of the years presented. As a result, the pro forma 1995 results include a full year of amortization expense in 1995 rather than the six months of amortization expense actually incurred by the Company in 1995.
(3) In the Exchange Transaction, as described in note 1, the net assets of the three acquired Predecessor Companies were recorded at fair market value. As a result, the Company recorded $485,000 of goodwill which will be amortized over 25 years beginning July 1, 1995 and $510,000 of other intangible assets which were fully amortized between July 1, 1995 and June 30, 1997.
(4) Basic and diluted earnings per share for 1997 on a pro forma basis would have been $0.31 and $0.29, respectively, to give effect to the sale of Common Stock (at an initial public offering price of $14.50 per share, less underwriting discounts and commissions and estimated offering expenses) to repay indebtedness and the associated reduction in interest expense as if such repayment had occurred on January 1, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Annual Report on Form 10-K contains certain statements that are not historical facts which constitute forward-looking statements within the meaning of the Private Securities Legislation Reform Act of 1995 which provides a safe harbor for forward-looking statements. These forward-looking statements are based on management's belief as well as assumptions made by and information currently available to management, and are subject to substantial risks and uncertainties that could cause the Company's actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. When used in this Report, the words "may," "will," "anticipate," "believe," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Actual future results and trends may differ materially from historical results as a result of certain factors, including those set forth in the Risk Factors section of this Report, in the Liquidity and Capital Resources section of Management's Discussion and Analysis section in this Report and those risk factors set forth in our other filings with the Securities and Exchange Commission.

BUSINESS

     The Company is a leading international provider of employee education and support solutions to companies investing in business information technology. Through its 535 employees in 16 offices worldwide, the Company provides employee support solutions through customized change communications, education, and performance support services to clients. Since 1988, the Company has provided services to over 450 clients, including more than 70 of the Fortune Global 500.

     The Company is currently organized into three divisions: the Americas Division which includes its operations in North, South, and Central America; the EMEA Division which includes its operations in Europe, Middle East, and Africa; and the Asia Pacific Division which includes its operations in Australia, New Zealand, and Asia. In 1999, the Americas, EMEA, and Asia Pacific Divisions represented 59.1%, 29.1%, and 11.8% of revenue, respectively. The number of clients served by the Company has increased substantially from 52 in 1994 to approximately 250 in 1999. The Company's client base is diversified, with no single client representing more than 6% of revenues in 1999.

     The Company derives substantially all of its revenue from fees for professional services related to supporting end-users in the implementation of ERP systems. Revenue from clients implementing SAP software represented 90% of billed consulting revenue for 1999. The majority of the Company's projects involve from three to ten consultants, are generally completed in three months to two years, and result in revenue from $200,000 to $1.5 million. The Company often performs multiple projects for a client in support of a phased implementation of the business information technology. The Company's services are generally provided pursuant to written contracts that can be terminated by the client with limited advance notice. In the event of such a termination by the client, the client remains obligated to pay for the services rendered to the client to the termination date. The Company generally bills its clients monthly for the services provided by its consultants at agreed upon rates, and where permitted, for expenses. The Company provides services to its clients primarily on a time and materials basis, although many of its contracts contain "not-to-exceed" provisions and Company performance obligations. The remainder of the Company's contracts are on a fixed-price basis, representing approximately 11% of the Company's total revenue for 1999. Revenue from time and materials engagements, as well as revenue from fixed price contracts, is recognized as services are performed and the realization of the revenue is assured. The Company also receives a small percentage of total revenue from license fees related to computer-based training products and other software products that are developed independently or are co-developed by the Company.

     Cost of revenue includes compensation and benefits paid to the Company's professional staff and all direct expenses of performing project work. The Company's financial performance is highly dependent upon staff billing rates, costs, and utilization rates. The Company manages these parameters by establishing and monitoring project budgets and timetables and tracking staffing requirements for projects in progress and anticipated projects. Project terminations, completions, and scheduling delays may result in periods when consultants are not fully utilized. An unanticipated termination of a significant project could cause the Company to experience lower staff utilization. In addition, the establishment of new services or new offices, employee vacations and training, and increases in the hiring of consultants may result in periods of lower staff utilization and downward pressure on gross margins. The Company's professional staff are generally employed on a full-time basis, and therefore the Company incurs substantially all of its staff-related costs even during periods of low utilization. In the past, the Company has experienced some seasonality in its business, with somewhat lower levels of revenue and profitability in the first and fourth quarters of the year due to the timing of project start-ups and completions, as well as holidays and vacations. During 1999, the Company experienced both a seasonal downturn in business during the fourth quarter and a downturn in business demand during the third and fourth quarters due to the slowdown of ERP spending in anticipation of Year 2000 issues.

     Selling and marketing expense relates principally to compensation and benefits paid to the Company's dedicated sales staff and all direct costs associated with the sales process. Development expense consists principally of compensation costs for the Company's in-house research and development. These personnel focus on development of methodologies and applications of new technologies, including development of computer-based training courseware and performance support software and content. Development expense also includes personnel who provide technical support for the Company's professional staff in the field. General and administrative expense consists principally of salaries and benefits for executive management and for accounting, administrative, information technology, human resources, and recruiting and training staff, as well as compensation for the senior management in each of the Company's divisions.

NEW ACCOUNTING PRONOUNCEMENTS

     In June, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The FASB has subsequently issues SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," that defers the requirements of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company did not hold any derivative or hedging instruments during the reported periods.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, income statement data expressed as a percentage of revenue and the percentage change in such items versus the previous comparable period.

                                                                   PERCENTAGE OF REVENUE
                                                                 YEARS ENDED DECEMBER 31,
                                                 -------------------------------------------------
                                                       1997              1998              1999
                                                 -------------     -------------     -------------
Revenue......................................         100.0%            100.0%            100.0%
Cost of revenue..............................          54.4              50.9              55.1
                                                 ----------        ----------        ----------
Gross profit.................................          45.6              49.1              44.9
Selling and marketing expense................           8.4               6.5              10.5
Development expense..........................           2.7               2.7               2.6
General and administrative expense...........          28.1              31.0              47.6
Amortization expense.........................           0.1               0.0               0.5
Employee stock-related charge................           0.6               0.0               0.2
                                                 ----------        ----------        ----------
Operating income (loss)......................           5.5               8.8             (16.5)
Other (expense) income, net..................          (0.3)              0.0               0.4
                                                 ----------        ----------        ----------
Income (loss) before taxes...................           5.2               8.8             (16.1)
Provision (benefit) for income taxes.........           2.0               3.5              (4.3)
                                                 ----------        ----------        ----------
Net income (loss)............................           3.2%              5.3%            (11.8)%
                                                 ==========        ==========        ==========

----------

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

   Revenue.   Revenues decreased by $9.8 million, or 12.3%, from $80.1 million in 1998 to $70.3 million in 1999. The decrease was substantially attributable to a decrease in demand for services during the second half of 1999 as a result of the downturn in the market for complex computer software as companies focused on Year 2000 readiness and associated pricing pressures as competition for fewer assignments grew. Revenues from the Americas Division decreased by 19.0% from $51.2 million to $41.5 million; revenues from the EMEA Division decreased by 8.9% from $22.5 million to $20.5 million; and revenues from the Asia Pacific Division increased by 29.7% from $6.4 million to $8.3 million. The Company ended the 1999 period with 535 total employees, down from 863 employees at the beginning of the period.

  Gross profit.   Gross profit decreased by $7.7 million, or 19.7%, from $39.3 million in 1998 to $31.6 million in 1999, and decreased from 49.1% of revenue in 1998 to 44.9% of revenue in 1999. The decrease is primarily attributable to maintaining the consultant workforce at lower utilization rates in anticipation of future demand and pricing pressures due to increased competition as demand slowed in the second half of 1999.

  Selling and marketing expense.   Selling and marketing expense increased by
$2.2 million, or 42.5%, from $5.2 million in 1998 to $7.4 million in 1999 and increased as a percentage of revenue from 6.5% in 1998 to 10.5% in 1999. The increase was primarily attributable to the expansion of the sales leadership and global marketing efforts as the Company continued its efforts to maximize revenues.

  Development expense.   Development expense decreased by $322,000, or 15.2%,
from $2.1 million in 1998 to $1.8 million in 1999, and remained constant as a percentage of revenue at 2.7% in 1998 and 2.6% in 1999. Development expense was significant in 1998 due to the expenditures related to developing key products including DA FIT and tools to facilitate distance learning. In addition, development expense decreased during the second half of 1999 due to cost containment measures.

  General and administrative expense.   General and administrative expense
increased by $8.6 million, or 34.5%, from $24.9 million in 1998 to $33.5 million in 1999, and increased as a percentage of revenue from 31.0% in 1998 to 47.6% in 1999. During the first half of 1999, in response to the high growth of the Company in the prior year, the Company built administrative infrastructure including staff, systems and facilities. Salaries and benefits increased $3.4 million and facilities costs increased $2.8 million as a result of the increased infrastructure. During 1999, the Company incurred approximately $1.9 million in non-capitalized costs related to the implementation of SAP as its primary information system. The Company incurred severance and leasehold abandonment expenses related to cost reduction programs implemented during the second half of 1999. These costs were offset in part by reduced incentive compensation as a result of slow year over year revenue growth beginning late in the second quarter of 1999.

  Amortization expense. Amortization expense increased by $325,000, or 1,120%, from $29,000 in 1998 to $354,000 in 1999, and increased as a percentage of revenue from 0.0% in 1998 to 0.5% in 1999. The increase is due to the amortization of internal development costs associated with the SAP system placed in service in July 1999. These costs will be amortized over an 84 month period.

  Employee stock-related charge.   While the Company incurred no employee stock-
related charges in 1998, the Company did incur charges of $142,000 in 1999, related to the amendment of exercise dates of certain stock options awarded to an employee.

  Operating income (loss).   Operating income decreased by $18.7 million or
263.4%, from $7.1 million in 1998 to a loss of $11.6 million in 1999. Operating loss, exclusive of employee stock-related charges and other intangible asset amortization, was (15.8%) of revenue in 1999. On the same basis, operating income was $7.1 million in 1998 and was 8.9% of revenue.

  Other income (expense), net.   Other income (expense), net increased from
income of $22,000 in 1998 to income of $287,000 in 1999. Interest income increased from $299,000 in 1998 to $366,000 in 1999, reflecting investment income from the investment of proceeds from the Company's initial public offering completed in April, 1998 (the "Offering".) Prior to completion of the Offering, the Company borrowed against a line of credit.

  Provision for income taxes.   The decrease in the Company's effective tax rate
from 39.6% in 1998 to a benefit rate of 26.9% in 1999, primarily relates to losses in lower income tax jurisdictions and non-deductible expenses. At December 31, 1999, the Company's deferred tax asset recorded on its balance sheet was approximately $2.9 million, consisting primarily of $2.3 million of future tax benefits resulting from net operating loss ("NOL") carryforwards.
The Company's ability to recognize the entire benefit requires that the Company achieve certain future earnings levels prior to the expiration of the NOL carryforwards. The Company expects to generate the future earnings necessary to utilize the NOL carryforwards through implementation of the reasonable tax planning strategies and future income projections. The Company could be required to record a valuation allowance for a portion or entire deferred tax asset if the market conditions deteriorate and future earnings are below, or projected to be below, current estimates.

     At December 31, 1999, the Company has NOL carryforwards of $6.7 million. Of the $6.7 million, $5.4 million expires in 2014. The remaining $1.3 million have no expiration.

  Net income (loss).   Net loss was $8.3 million in 1999 compared to income of
$4.3 million in 1998. Net loss before other intangible asset amortization and compensation charges related to stock options awarded to an employee, would have been $7.8 million in 1999.

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

  Selling and marketing expense.   Selling and marketing expense increased by
$1.5 million, or 39.4%, from $3.7 million in 1997 to $5.2 million in 1998, and decreased as a percentage of revenue from 8.4% in 1997 to 6.5% in 1998. The increase was primarily attributable to the growth of the Company's sales and marketing staff from 23 employees at December 31, 1997 to 27 at December 31, 1998 and the expenses associated with the expanded efforts of those employees.

  Development expense.   Development expense increased by $900,000, or 73.7%,
from $1.2 million in 1997 to $2.1 million in 1998, and remained constant as a percentage of revenue at 2.7%. Development expense increased significantly during 1998 due to the expenditures related to developing key products including DA FIT and tools to facilitate distance learning. Development expense was also incurred for continued work on products co-developed with CBT Systems and continued work on the Company's DA Passport product. Development expense also includes expenses to develop a conversion plan for the Company's SAP system and support staff to introduce new products to the sales and field staff.

  General and administrative expense.   General and administrative expense
increased by $12.4 million, or 100.0%, from $12.4 million in 1997 to $24.9 million in 1998, and increased as a percentage of revenue from 28.1% in 1997 to 31.0% in 1998. Expenses were incurred to continue to build the organization to support the growth during 1998 and future years. Increases included additional support staff, the addition of four new offices and the expansion of corporate headquarters.

  Amortization expense.   Amortization expense decreased by $35,000, or 64.8%,
from $54,000 in 1997 to $29,000 in 1998, and decreased as a percentage of revenue from 0.1% in 1997 to 0.0% in 1998. The decrease reflected the completion by June 30, 1997 of the amortization of other intangible assets created as a result of the Exchange Transaction on July 1, 1995.

  Employee stock-related charge.   While the Company incurred no employee stock-
related charges in 1998, the Company did incur charges of $263,000 in 1997, related to stock awarded to employees and payments in lieu thereof. These charges had the effect of reducing net income by $163,000 in 1997.

  Operating income.   Operating income increased by $4.7 million or 190.7%, from
$2.4 million in 1997 to $7.1 million in 1998. Operating income, exclusive of employee stock-related charges and other intangible asset amortization, was 8.8% of revenue in 1998. On the same basis, operating income was $2.7 million in 1997 and was 6.2% percent of revenue.

  Other income (expense), net.   Other income (expense), net increased from an
expense of $135,000 in 1997 to an income of $22,000 in 1998. This change reflects increased borrowings to support the Company's growth in 1997. Interest income increased from $30,000 in 1997 to $299,000 in 1998, reflecting investment income from the investment of proceeds from the Company's initial public offering on April 24,1998 (the "Offering").

  Provision for income taxes.   The increase in the Company's effective tax rate
from 38.9% in 1997 to 39.6% in 1998, primarily relates to increased foreign income.

  Net income.   Net income was $4.3 million in 1998 compared to $1.4 million in
1997. Exclusive of the charges for other intangible asset amortization and for compensation charges related to stock awarded to employees and payments in lieu thereof, net income would have been $1.7 million in 1997.

Quarterly Operating Results

   The following tables set forth unaudited income statement data for each of the eight quarters in the period beginning January 1, 1998 and ending December 31, 1999, as well as the percentage of the Company's total revenue represented by each item. In management's opinion, this unaudited information has been prepared on a basis consistent with the Company's audited annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Yearly Report Form 10K. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                          THREE MONTH PERIOD ENDED
                                    ---------------------------------------------------------------------------------------------
                                    MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,    MARCH 31,    JUNE 30,  SEPT. 30,    DEC. 31,
                                       1998        1998         1998        1998         1999        1999       1999        1999
                                    ---------   ---------   ----------  ----------   ----------    --------  ---------  ----------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Revenue.............................  $14,587     $19,703      $21,882     $23,960      $24,129     $22,047    $15,804    $  8,315
Cost of revenue.....................    7,740      10,278       11,233      11,565       11,586      11,305      8,426       7,400
                                    ---------   ---------   ----------  ----------   ----------    --------  ---------  ----------
Gross profit........................    6,847       9,425       10,649      12,395       12,543      10,742      7,378         915
Selling and marketing expense.......    1,236       1,217        1,345       1,397        1,864       2,263      1,621       1,655
Development expense.................      355         390          779         601          640         434        350         379
General and administrative expense..    4,259       5,948        6,427       8,244        7,818       7,600      8,864       9,179
Amortization expense................        5           5            5          14            4          53        148         148
Employee stock-related charge.......       --          --           --          --           --         142         --          --
                                    ---------   ---------   ----------  ----------   ----------    --------  ---------  ----------
Operating income (loss).............      992       1,865        2,093       2,139        2,217         250     (3,605)    (10,446)
Other income (expense), net.........     (113)       (159)         159         135          104          25         90          68
                                    ---------   ---------   ----------  ----------   ----------    --------  ---------  ----------
Income (loss) before taxes..........      879       1,706        2,252       2,274        2,321         275     (3,515)    (10,378)
Provision (benefit) for income taxes      334         675          914         888          853         138     (1,318)     (2,707)
                                    ---------   ---------   ----------  ----------   ----------    --------  ---------  ----------
Net  income (loss)..................  $   545     $ 1,031      $ 1,338     $ 1,386      $ 1,468     $   137    $(2,197)   $ (7,671)
                                    =========   =========   ==========  ==========   ==========    ========  =========  ==========
Basic earnings (loss) per share.....  $  0.11     $  0.17      $  0.20     $  0.21      $  0.22     $  0.02    $ (0.34)   $  (1.20)
Weighted average shares outstanding.    4,808       5,978        6,555       6,547        6,546       6,388      6,418       6,418
Diluted earnings (loss) per share...  $  0.11     $  0.16      $  0.20     $  0.20      $  0.22     $  0.02    $ (0.34)   $  (1.20)
Weighted average shares outstanding.    5,053       6,264        6,822       6,800        6,737       6,489      6,418       6,418

                                                                         AS A PERCENTAGE OF REVENUE
                                    ----------------------------------------------------------------------------------------------
Revenue.............................    100.0%      100.0%       100.0%      100.0%       100.0%      100.0%     100.0%      100.0%
Cost of revenue.....................     53.1        52.2         51.3        48.3         48.0        51.3       53.3        89.0
                                    ---------   ---------   ----------  ----------   ----------    --------  ---------  ----------
Gross profit........................     46.9        47.8         48.7        51.7         52.0        48.7       46.7        11.0
Selling and marketing expense.......      8.5         6.2          6.1         5.8          7.7        10.3       10.3        19.9
Development expense.................      2.4         2.0          3.6         2.5          2.7         2.0        2.2         4.6
General and administrative expense..     29.2        30.2         29.4        34.4         32.4        34.4       56.1       110.4
Amortization expense................      0.0         0.0          0.0         0.1          0.0         0.2        0.9         1.8
Employee stock-related charge.......      0.0         0.0          0.0         0.0          0.0         0.7        0.0         0.0
                                    ---------   ---------   ----------  ----------   ----------    --------  ---------  ----------
Operating income (loss).............      6.8         9.5          9.6         8.9          9.2         1.1      (22.8)     (125.6)
Other income (expense), net.........     (0.7)       (0.8)         0.7         0.6          0.5         0.1        0.6         0.8
                                    ---------   ---------   ----------  ----------   ----------    --------  ---------  ----------
Income (loss) before taxes..........      6.0         8.7         10.3         9.5          9.6         1.2      (22.2)     (124.8)
Provision (benefit) for income taxes      2.3         3.4          4.2         3.7          3.5         0.6       (8.3)      (32.6)
                                    ---------   ---------   ----------  ----------   ----------    --------  ---------  ----------
Net income (loss)...................      3.7%        5.2%         6.1%        5.8%         6.1%        0.6%     (13.9)%     (92.3)%
                                    ==============================================================================================
------------

Liquidity and Capital Resources

   Since its inception, the Company has historically financed its operations and growth with cash flow from operations, supplemented by the issuance of Common Stock and by short-term borrowings under its revolving bank line of credit and from shareholders.

   The Company's cash and cash equivalents were $3.7 million as of December 31, 1997, $10.0 million as of December 31, 1998 and $3.4 million as of December 31, 1999. The Company's working capital was $4.1 million as of December 31, 1997, $25.6 million as of December 31, 1998 and $11.0 million as of December 31, 1999.

   The Company's operating activities used cash of $6.4 million in 1999, compared with providing cash of $5.9 million in 1998. The decrease is primarily attributable to operating losses for 1999 offset in part by a decrease in accounts receivable. The Company's operating activities used cash of $2.4 million in 1997 compared to providing cash of $5.9 million in 1998. The increase in cash provided during 1998 was primarily the result of increased net income.

   The Company's investing activities provided cash of $ 1.4 million in 1999 compared to investment of cash of $17.4 million in 1998 and $2.0 million in 1997. The $1.4 million cash provided in 1999 was the result of the Company selling $7.7 million in short-term investments offset by investing $6.2 million in fixed assets, primarily attributable to the implementation of SAP as the
Company's primary information system.   Of the $17.4 million invested in 1998,
the Company invested $10.0 million from the proceeds from the Offering in short-term investments and $7.4 million in capitalized fixed assets, including the costs of implementing the Company's primary information system.

   The Company's financing activities used cash of $1.5 million for 1999 and provided cash of $18.6 million for 1998 and $5.9 million in 1997. Cash used in financing activities during 1999 were principally attributable to the buyback of common stock during the first half of the year. The increase in cash from financing activities in 1998 resulted from private placements of shares and an initial public offering of common stock. Cash was used to repay notes payable and the revolving line of credit.

   During 1996, the Company entered into a credit facility with a financial institution with a maximum credit limit of $1,000,000, which expired in March 1997. In March 1997 and September 1997, the Company amended and renewed the credit facility, increasing the available line from $1,000,000 to $3,500,000 and $5,000,000, respectively. Interest was payable monthly at prime plus 0.5% per year (9.0% and 8.25% at December 31, 1997 and 1998, respectively). No amounts were drawn on this line of credit during 1999 and the debt on this line of credit was fully repaid during the year ended December 31, 1998. The balance outstanding on the line of credit to expire at December 31, 1997 was $3,208,000. The company allowed this line of credit to expire at December 31, 1999.

   During 2000, the Company expects to make approximately $1 million in capital expenditures, primarily for computer and office equipment, and leasehold improvements. Capital expenditures will be financed by a combination of available cash resources and lease financing.

   In March 2000, the Company signed an agreement with a bank, which provides for financing of eligible U.S. accounts receivable under a purchase and sale agreement. The maximum funds available under this agreement is $5 million. Also in March 2000, the Company obtained a credit facility from a bank with a maximum line of credit of approximately $800,000, secured by eligible foreign accounts receivable. The Company believes its current cash balances, receivable-based financings and cash provided by future operations will be sufficient to meet the Company's working capital and cash needs through 2001. However, there can be no assurance that such sources of funds will be sufficient to meet these future expenses. The Company may seek additional financing through a public or private placement of equity. The Company's need for additional financing will be principally dependent on the degree of market demand for the Company's services. There can be no assurance that the Company will be able to obtain any such additional financing on acceptable terms, if at all.

   The Company capitalizes software development costs beginning when product technological feasibility is established and concluding when the product is ready for general release. At such time, software development costs are amortized on the straight-line basis over a maximum of three years or the expected life of the product, whichever is less. During 1999, the Company capitalized $184,000 of software development costs relating to computer-based training software development. The development was completed in 1999 and will start amortizing in 2000. Research costs related to software development are expensed as incurred.

   In 1999 and 1998, respectively, the Company capitalized $3.3 million and $728,000 of implementation costs related to the Company's primary information system. Such development costs are amortized over a seven year period.

   Because the Company has been and is currently able to match the local currency component of client engagements to the amount of operating costs transacted in local currency, the Company has not needed to and does not currently hedge against currency fluctuations.

   During the three-month period ending March 31, 2000, the Company implemented a plan to address the recent dramatic decline in training and documentation activity for enterprise resource planning implementations. The plan consists of regional base consolidations and down-sizing of billable and non-billable personnel. Charges include the costs of involuntary employee termination benefits, write-down of certain fixed assets and reserves for leasehold abandonment. The Company paid approximately $700,000 attributable primarily to involuntary employee termination benefits during the three months ended March 31, 2000. In addition the Company has reserved $1.7 million related to facilities and fixed asset reserves. The Company believes the provision is adequate to cover the future costs attributable to implementation of the current plan.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company holds short-term investments which consist of variable rate municipal debt instruments. The Company uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in market interest rates may have on the fair value of the Company's investments. At December 31, 1999, the potential decrease in the fair value of investments assuming a 10 percent adverse change in the market rates is not significant.

YEAR 2000 COMPLIANCE ISSUES.

   Internal Project: During 1998, the Company began to implement plans to ensure that its systems continue to meet its internal and external requirements.
During the first quarter of 1999, the Company completed the Year 2000 remediation of its corporate headquarters and Americas division systems. The Company completed this remediation process for its EMEA and Asia Pacific divisions in the second quarter of 1999. Implementation of SAP as the Company's primary information system was completed in the third quarter of 1999.

   Internal Systems: In addition to computer and software systems, the Company recognizes that the use of internal systems such as telephone systems and other business-related items may be affected by the Year 2000 issue. The Company addressed during 1999, the potential effects and the cost to mitigate these effects, and believes that the necessary steps were taken to upgrade or replace these items without a material effect on the Company's financial position.

   Third Parties: The Company has communicated with third parties with which the Company does business in order to identify, to the extent possible, the status of such parties' Year 2000 readiness. Although these companies have confirmed that they were compliant by the Year 2000, the Company has limited or no control over the actions taken by these third parties. The Company to date has not experienced any significant events, nor received any significant reports indicating any material Year 2000 issues from third parties.

   Contingency Plan: As of this date, the Company has not experienced any disturbances or interruption in its ability to transact business with its customers or its suppliers. Uncertainties exist as to the Company's ability to detect all Year 2000 problems. The Company continues to monitor its systems, suppliers and clients for any unanticipated issues that have yet to surface.

   The total cost of the Company's current systems conversion was approximately $8 million, of which substantially all has been incurred. This conversion was not necessary in order for the Company to become Year 2000 compliant. The cost of converting only the non-compliant system would have been nominal.

ITEM 8.  FINANCIAL STATEMENTS

   The consolidated financial statements of the Company are included in pages 27 through 42.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   There were no changes in accountants, disagreements, or other events requiring reporting under this item.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF DA CONSULTING GROUP, INC.
         MANAGEMENT

   Information relating to the Company's directors and executive officers is included in the Company's definitive Proxy Statement in connection with its 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement), which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31,1999, under the captions "ELECTION OF DIRECTORS - Nominees" and "OTHER INFORMATION - Directors and Executive Officers" and is incorporated herein by reference in response to this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

   Information relating to executive compensation is set forth in the 1999 Proxy Statement under the captions "ELECTION OF DIRECTORS - Compensation of Directors" and "EXECUTIVE COMPENSATION" and is incorporated herein by reference in response to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information relating to ownership of Registrant's Common Stock by management and certain other beneficial owners is set forth in the 1999 Proxy Statement under the caption "OTHER INFORMATION - Certain Stockholders" and is incorporated herein by reference in response to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information relating to certain relationships and related transactions is set forth in the 1999 Proxy Statement under the caption "OTHER INFORMATION - Related Transactions" and is incorporated herein by reference in response to this Item 13.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Documents filed as a part of this Report.

     1. The following financial statements of the Company and the related report of independent accountants are filed herewith:

                                                                                                    PAGE
                                                                                                   NUMBER
                                                                                                  --------
Report of Independent Accountants  ..............................................................       27
Consolidated Financial Statements:
  Balance Sheets as of December 31, 1998 and 1999  ..............................................       28
  Statements of Operations for the years ended December 31, 1997, 1998, and 1999  ...............       29
  Statements of Stockholders' Equity for the years ended December 31, 1997, 1998 and 1999  ......       30
  Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999  ................       31
  Notes to Consolidated Financial Statements.....................................................       32

     2. Schedules for which provisions were made in accordance with applicable accounting regulations of the Securities and Exchange Commission are inapplicable and therefore have been omitted.

     3. Exhibits

  (A) EXHIBITS

EXHIBIT NO.                       DESCRIPTION
-----------                      -------------
    1.1       --Form of Underwriting Agreement by and among the Company, the
                Underwriters and the Selling Shareholders*
    3.1       --Amended and Restated Articles of Incorporation of the Company*
    3.2       --Restated By-Laws of the Company*
    4.1       --Specimen Stock Certificate*
    5.1       --Opinion of Pepper Hamilton LLP dated March 20, 1998*
    5.2       --Opinion of Pepper Hamilton LLP dated April 16, 1998*
   10.1       --Amended and Restated 1997 Stock Option Plan
   10.2       --Employment Agreement between the Company and Nick Marriner*
   10.5       --Employment Agreement between the Company and Lisa L. Costello*
   10.6       --Employment Agreement between the Company and Eric J. Fernette*

EXHIBIT NO.                      DESCRIPTION
-----------                     -------------
  10.17 --Amended and Restated Employment Agreement between the Company and Lisa Costello*
  10.18   --DA Consulting Group, Inc. Deferred Compensation Plan*
  11.1    --Computation of Net Income Per Share dated January 9, 1998*
  11.2    --Computation of Pro Forma Earnings per Share dated March 2, 1998*
  11.3    --Computation of Pro Forma Earnings per Share dated March 31, 1998*

  11.4    --Computation of Pro Forma Earnings per Share dated April 22, 1998*
  16.1    --Letter re change in certifying accountants dated January 9, 1998*
  16.2    --Letter re change in certifying accountants dated March 30, 1998*
  21.1    --Subsidiaries*
  23.1    --Consent of PricewaterhouseCoopers LLP
  23.2    --Consent of Pepper Hamilton LLP (included in Exhibit 5.2)*
  24      --Power of Attorney (included on Signature Pages)*
  27      --Financial Data Schedule
_________
  *  Previously filed.

(B)  REPORTS ON FORM 8-K.
         None were filed during the fourth quarter of 1999.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2000.

                                      DA Consulting Group, Inc.
                                             (Registrant)

                                      By:  /s/ Nicholas H. Marriner
                                         ---------------------------
                                         Nicholas H. Marriner
                                         Chairman and Chief Executive Officer

                                      By:  /s/ Dennis C. Fairchild
                                         ---------------------------
                                         Dennis C. Fairchild
                                         Chief Financial Officer, Executive Vice
                                          President, Secretary and Treasurer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 28, 2000.

       SIGNATURE                                    TITLE
       ---------                                    -----

/s/ NICHOLAS H. MARRINER                  Chief Executive Officer and
--------------------------------           Chairman of the Board (Principal
Nicholas H. Marriner                       Executive Officer)


/s/ DENNIS C. FAIRCHILD                   Chief Financial Officer, Executive
--------------------------------           Vice President, Secretary
Dennis C. Fairchild                        and Treasurer (Principal Financial
                                           and Accounting Officer)


/s/ NIGEL W.E. CURLET                     Director
--------------------------------
Nigel W.E. Curlet


/s/ GUNTHER E. A. FRITZE                  Director
--------------------------------
Gunther E. A. Fritze


/s/ VIRGINIA L. PIERPONT                  Director
--------------------------------
Virginia L. Pierpont


/s/ RICHARD W. THATCHER, JR.              Director
--------------------------------
Richard W. Thatcher, Jr.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of:
DA Consulting Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity, and cash flows present fairly, in all material respects, the financial position of DA Consulting Group, Inc. and its subsidiaries (the "Company") at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 24, 2000

                           DA CONSULTING GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                           YEARS ENDED DECEMBER 31,
                                                                           ------------------------
                                                                              1998         1999
                                                                             ------       ------
                                                                                         C>
                             ASSETS
                             ------
Current Assets:
   Cash and cash equivalents......................................           $ 9,971     $ 3,406
   Short-term investments.........................................            10,033       2,389
   Accounts receivable, trade, net................................            16,015       8,578
   Unbilled revenue...............................................             1,589         434
   Income taxes receivable........................................             1,310       2,979
   Deferred tax asset.............................................                --         445
   Prepaid expenses and other current assets......................               626         456
                                                                             -------     -------
      Total current assets........................................            39,544      18,687
   Property and equipment, net....................................             8,759      12,368
   Other assets...................................................               182          --
   Deferred tax asset.............................................                --       1,464
   Intangible assets, net.........................................               418         399
                                                                             -------     -------
             Total assets.........................................           $48,903     $32,918
                                                                             =======     =======
                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------
Current Liabilities:
   Accounts payable...............................................           $ 2,954     $ 1,955
   Accrued expenses...............................................             8,903       5,613
   Deferred income................................................             1,345         112
   Income taxes payable...........................................               592          --
   Deferred income taxes..........................................               165          --
                                                                             -------     -------
      Total current liabilities...................................            13,959       7,680
                                                                             -------     -------
Commitments and contingencies (Note 8)

Shareholders' equity:
   Preferred stock, $0.01 par value: 10,000,000 shares authorized.                --          --
   Common stock, $0.01 par value: 40,000,000 shares authorized;
    6,571,777 shares issued and 6,550,074 and 6,418,604 shares
    outstanding, respectively......................................               65          65
   Additional paid-in capital......................................           29,359      29,355
   Retained earnings (accumulated deficit).........................            6,398      (1,865)
   Accumulated other comprehensive loss............................             (762)       (795)
   Treasury stock, at cost: 21,703 and 153,173 shares, respectively             (116)     (1,522)
                                                                             -------     -------
      Total shareholders' equity...................................           34,944      25,238
                                                                             -------     -------
          Total liabilities and shareholders' equity...............          $48,903     $32,918
                                                                             =======     =======

   The accompanying notes are an integral part of the consolidated financial statements.

                           DA CONSULTING GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEARS ENDED DECEMBER 31,
                                                      --------------------------------------------------
                                                          1997                1998               1999
                                                      -----------         -----------        -----------
Revenue.........................................          $44,204             $80,132           $ 70,295
Cost of revenue.................................           24,063              40,817             38,717
                                                          -------             -------           --------
   Gross profit.................................           20,141              39,315             31,578
Selling and marketing expense...................            3,726               5,195              7,403
Development expense.............................            1,223               2,124              1,802
General and administrative expense..............           12,436              24,877             33,461
Amortization expense............................               54                  29                354
Employee stock-related charge...................              263                  --                142
                                                          -------             -------           --------
   Operating income (loss)......................            2,439               7,090            (11,584)
Interest income, net............................               30                 299                366
Other expense, net..............................             (165)               (277)               (79)
                                                          -------             -------           --------
 Total other income (expense), net                           (135)                 22                287
                                                          -------             -------           --------
   Income (loss) before taxes...................            2,304               7,112            (11,297)
                                                          -------             -------           --------
Provision for income taxes:
   Current provision (benefit)..................              888               2,867               (960)
   Deferred provision (benefit).................                8                 (54)            (2,074)
                                                          -------             -------           --------
      Provision (benefit) for income taxes......              896               2,813             (3,034)
                                                          -------             -------           --------
      Net income (loss).........................          $ 1,408             $ 4,299           $ (8,263)
                                                          =======             =======           ========
Basic earnings (loss) per share.................          $  0.29             $  0.72           $  (1.28)
Weighted average shares outstanding.............            4,808               5,976              6,444
Diluted earnings (loss) per share...............          $  0.28             $  0.69           $  (1.28)
Weighted average shares outstanding.............            5,053               6,233              6,444

   The accompanying notes are an integral part of the consolidated financial statements.

                           DA CONSULTING GROUP, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                         RETAINED     ACCUMULATED
                                                 COMMON STOCK           ADDITIONAL       EARNINGS        OTHER
                                              -------------------        PAID-IN       (ACCUMULATED   COMPREHENSIVE
                                              NUMBER         PAR         CAPITAL         DEFICIT)     INCOME (LOSS)
                                              ------        -----       ----------     ------------   -------------
Balance as of December 31, 1996...........    4,435          $44          $ 2,787         $   691         $ (33)
 Issuance of common stock.................      394            4            3,662              --             --
 Employee stock repurchases...............       --           --               --              --             --
 Net income...............................       --           --               --           1,408             --
 Foreign currency translation
  adjustment, net of taxes of $17.........       --           --               --              --            (26)
                                              -----          ---          -------         -------         -----
BALANCE AS OF DECEMBER 31, 1997...........    4,829           48            6,449           2,099            (59)
 Issuance of common stock.................    1,743           17           21,129              --             --
 Income tax expense related to                   --           --            1,781              --             --
  restricted stock plan...................
 Employee stock repurchases...............       --           --               --              --             --
 Repayment of stockholder notes receivable       --           --               --              --             --
 Net income...............................       --           --               --           4,299             --
 Foreign currency translation
  adjustment, net of taxes of $459........       --           --               --              --           (703)
                                              -----          ---          -------         -------         -----
BALANCE AS OF DECEMBER 31, 1998...........    6,572           65           29,359           6,398           (762)
 Stock repurchases........................       --           --               --              --             --
 Exercise of employee stock options              --           --             (146)             --             --
 Employee stock compensation                     --           --              142              --             --
 Net loss.................................       --           --               --          (8,263)            --
 Foreign currency translation
  adjustment, net of taxes of $22.........       --           --               --              --            (33)
                                              -----          ---          -------         -------          -----
Balance as of December 31, 1999...........    6,572          $65          $29,355         $ 1,865          $(795)
                                              =====          ===          =======         =======          =====

                                                                                NOTES
                                                TREASURY STOCK               RECEIVABLE            TOTAL
                                              -------------------                FROM          SHAREHOLDERS'
                                              NUMBER        COST             SHAREHOLDERS          EQUITY
                                              ------       ------            ------------      -------------
Balance as of December 31, 1996...........      221        $    (5)             $(413)            $ 3,071
 Issuance of common stock.................     (218)             5                (90)              3,581
 Employee stock repurchases...............       18            (91)                --                 (91)
 Net income...............................       --             --                 --               1,408
 Foreign currency translation
  adjustment, net of taxes of $17.........       --             --                 --                 (26)
                                                ---        -------              -----             -------
BALANCE AS OF DECEMBER 31, 1997...........       21            (91)              (503)              7,943
 Issuance of common stock.................       --             --                 --              21,146
 Income tax expense related to                   --             --                 --               1,781
  restricted stock plan...................
 Employee stock repurchases...............        1            (25)                --                 (25)
 Repayment of stockholder notes receivable       --             --                503                 503
 Net income...............................       --             --                 --               4,299
 Foreign currency translation
  adjustment, net of taxes of $459........       --             --                 --                (703)
                                                ---        -------              -----             -------
BALANCE AS OF DECEMBER 31, 1998...........       22           (116)                --              34,944
 Stock repurchases........................      200         (1,943)                --              (1,943)
 Exercise of employee stock options             (69)           537                 --                 391
 Employee stock compensation                     --             --                 --                 142
 Net loss.................................       --             --                 --              (8,263)
 Foreign currency translation
  adjustment, net of taxes of $22.........       --             --                 --                 (33)
                                                ---        -------              -----             -------
Balance as of December 31, 1999...........      153        $(1,522)             $  --             $25,238
                                                ===        =======              =====             =======


   The accompanying notes are an integral part of the consolidated financial statements.

                           DA CONSULTING GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                         ----------------------------------------------
                                                                            1997              1998               1999
                                                                         ---------         ----------         ----------
Cash flows from operating activities:
  Net income (loss).................................................        $ 1,408           $  4,299             $(8,263)
  Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
    Depreciation and amortization...................................            453              1,138               2,560
    Provision for doubtful accounts.................................            353                773                 435
    Stock option compensation expense...............................             --                 --                 142
    Deferred income taxes...........................................              8                (54)             (2,074)
    (Gain) loss on sale on property and equipment...................             --                 (1)                 80
    Changes in operating assets and liabilities:
       Accounts receivable and unbilled revenue.....................         (8,225)            (5,998)              8,157
       Prepaid expenses and other current assets....................            151               (376)                170
       Other assets.................................................            (45)              (193)                182
       Accounts payable and accrued liabilities.....................          3,083              4,499              (4,289)
       Deferred income..............................................            312              1,033              (1,233)
       Income taxes payable.........................................             72                730              (2,261)
                                                                            -------           --------             -------
             Total Adjustments......................................         (3,838)             1,551               1,869
                                                                            -------           --------             -------
              Net cash (used in) provided by operating activities...         (2,430)             5,850              (6,394)
                                                                            -------           --------             -------
Cash flows from investing activities:
  Proceeds from sale of property and equipment......................             --                 39                  19
  Sale of short-term investments....................................             --                 --               7,721
  Purchases of short-term investments...............................             --            (10,033)                (77)
  Purchases of property and equipment...............................         (1,955)            (7,398)             (6,249)
                                                                            -------           --------             -------
             Net cash (used in) provided by investing activities....         (1,955)           (17,392)              1,414
                                                                            -------           --------             -------
Cash flows from financing activities:
  Net proceeds from (repayments of) revolving line of credit........          2,833             (3,208)                 --
  Proceeds from (repayments of) note payable........................            762               (762)                 --
  Proceeds from (repayments of) notes payable to shareholders.......           (356)                --                  --
  Repayments of notes receivable from shareholders..................             --                503                  --
  Issuance of stock.................................................          3,581             25,268                  --
  Stock repurchases.................................................            (91)               (25)             (1,943)
  Proceeds from stock option exercises..............................             --                 --                 391
  Offering costs....................................................           (853)            (3,224)                 --
                                                                            -------           --------             -------
             Net cash provided by (used in) financing activities....          5,876             18,552              (1,552)
                                                                            -------           --------             -------
Effect of changes in foreign currency exchange rate on
 cash and cash equivalents..........................................            (26)              (703)                (33)
                                                                            -------           --------             -------
             Increase (decrease)  in cash and cash equivalents......          1,465              6,307              (6,565)
Cash and cash equivalents at beginning of year......................          2,199              3,664               9,971
                                                                            -------           --------             -------
Cash and cash equivalents at end of year............................        $ 3,664           $  9,971             $ 3,406
                                                                            =======           ========             =======


   The accompanying notes are an integral part of the consolidated financial statements.

                           DA CONSULTING GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations & Basis of Presentation

   DA Consulting Group, Inc. and its subsidiaries (the "Company") is a leading international provider of employee education and end-user support solutions to companies which are implementing enterprise resource planning software systems and other business information technology. The consolidated financial statements include the accounts of DA Consulting Group, Inc. and all majority-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Management Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the USA requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Short-Term Investments

  Short-term investments are those, that when purchased, have maturities greater that three months. The short-term investments consist of variable rate municipal debt instruments, which result in no unrealized holding gains or losses. As the Company does not intend to hold the investments until their stated maturity dates, the Company has classified all investments as available-for-sale. The Company records its short-term investments at cost, which approximates market value determined using the specific identification method.

Property and Equipment

  Property and equipment are stated at cost. Expenditures for substantial renewals and betterments are capitalized, while repairs and maintenance are charged to expense as incurred. Assets are depreciated or amortized using the straight-line method for financial reporting purposes and accelerated methods for tax purposes over their estimated useful lives. Computer equipment is depreciated over a useful life of three to five years. Furniture is depreciated over a seven year useful life. Purchased software and internal software development costs related to the Company's primary information system are amortized over a seven year period. Gains or losses from disposals of property and equipment are reflected in operations.

Software Development Costs

  The Company capitalizes software development costs beginning when product technological feasibility is established and concluding when the product is ready for general release. At such time, software development costs are amortized on a straight-line basis over the lessor of three years or the expected life of the product. Research costs related to software development are expensed as incurred. During 1999, the Company capitalized $184,000 of software development costs relating to computer-based training software development.

   In 1998 and 1999, the Company capitalized $728,000 and $3.3 million, respectively, of implementation costs related to the Company's primary information system. Such costs are being amortized straight-line over seven years.

Income Taxes

  The Company recognizes deferred income taxes for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance, if necessary, is provided against deferred tax assets based upon managment's assessment as to their realization.

Foreign Currency Translation

  For the Company's foreign subsidiaries, the local currency is the functional currency. Assets and liabilities are translated at year-end exchange rates, and related revenue and expenses are translated at the average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in shareholders' equity. For countries with highly inflationary currencies, the Company uses the U.S. dollar as the functional currency.

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

Fair Value of Financial Instruments

  The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair values due to the short-term nature of these instruments. The estimated fair values of these instruments have been determined by the Company using available market information.

Allowance for Doubtful Accounts

  The Company provides an allowance for accounts receivable that it believes may not be fully collectible. The balance of the allowance at December 31, 1998 and 1999, was $650,000 and $964,000, respectively.

Intangible Assets

  Prior to July 1995, the Company's business was operated through four separate companies located in the United States, the United Kingdom, South Africa and Australia (the "Predecessor Companies"). All of the Companies were under common management. As a result of a stock exchange transaction on July 1, 1995, the Predecessor Companies became wholly-owned subsidiaries of the Company. In the exchange transaction, the net assets of the three acquired Predecessor Companies were recorded at fair market value. As a result, the Company recorded $485,000 of goodwill, which is being amortized over 25 years beginning July 1, 1995. Accumulated amortization of goodwill was $67,000 and $86,000 as of December 31, 1998 and 1999, respectively.

Revenue Recognition

  The majority of the Company's contracts with clients are based on time and expenses incurred with the remainder of the revenue generated from fixed price contracts. Accordingly, service revenue under both types of contracts is recognized as services are performed and the realization of the revenue is assured. Contract costs include direct labor costs and reimbursable expenses, and those indirect costs related to contract performance such as indirect labor. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Unbilled revenue represents the revenue earned in excess of amounts billed and deferred income represents billings in excess of revenue earned. Revenue includes reimbursable expenses directly incurred in providing services to clients. Revenue attributable to reimbursable expenses amounted to $3.7 million, $7.7 million and $4.9 million for the years ended December 31, 1997, 1998 and 1999, respectively. The Company recognizes product revenue upon shipment of the product to the client.

Significant Clients

  No individual client accounted for more than 10% of consolidated revenue for any period presented.

Earnings Per Share

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 specifies the computation, presentation and disclosure requirements of earnings per share and supercedes Accounting Principles Board Opinion No. 15, Earnings Per Share. SFAS No. 128 requires a dual presentation of the basic and diluted earnings per share. Basic earnings per share, which is based on the weighted average number of common shares outstanding, replaces primary earnings per share. Diluted earnings per share, which is based on the weighted average number of common and dilutive potential common shares outstanding, replaces fully diluted earnings per share and utilizes the average market price per share as opposed to the greater of the average market price per share or ending market price per share when applying the treasury stock method in determining dilutive potential shares. During 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," and all prior periods have been retroactively adjusted to conform to this statement.

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

Comprehensive Income

  In 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income ("SFAS" No. 130"). SFAS No. 130 establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Company's statements of shareholders' equity. The adoption of SFAS 130 had no impact on total shareholders' equity. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

New Accounting Pronouncements

     In June, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The FASB has subsequently issues SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," that defers the requirements of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company did not hold any derivative or hedging instruments during the reported periods.

Reclassifications

  Certain amounts previously reported have been reclassified to conform to current period presentation. These reclassifications have no effect on consolidated assets, liabilities, stockholders' equity or net income.

2.  PROPERTY AND EQUIPMENT, NET

The components of property and equipment were as follows (in thousands):

                                                     YEARS ENDED DECEMBER 31,
                                                     ------------------------
                                                       1998          1999
                                                      ------        ------
Computer equipment and software................       $ 4,290        $ 5,246
Automobiles....................................            67             65
Furniture and fixtures.........................         2,045          2,624
Leasehold improvements.........................           567          1,176
Software development and implementation costs..           728          4,199
Purchased software.............................         2,926          3,129
                                                      -------        -------
   Property and equipment......................       $10,623        $16,439

Less accumulated depreciation and amortization.        (1,864)        (4,071)
                                                      -------        -------
   Property and equipment, net.................       $ 8,759        $12,368
                                                      =======        =======

3. DEBT

Revolving Line of Credit

   In September 1997, the Company amended and renewed the credit facility increasing the available line to $5,000,000. Interest is payable monthly at prime plus 0.5% per year. The credit facility matures in November 2000 and is collateralized by the accounts receivable of the Company's North American operations. The debt on this line of credit was fully repaid during the year ended December 31, 1998. The Company allowed such line of credit to expire at December 31, 1999. In March 2000, the Company signed a credit facility agreement with an available line of approximately $800,000. Such facility is secured by eligible foreign accounts receivable.

Notes Payable

   In 1997, the Company borrowed approximately $762,000 for the purchase of furniture and equipment. The borrowing bore an annual interest rate of 9.1%, with interest and principal of approximately $24,000, payable monthly. The note payable was repaid in full during the year ended December 31, 1998. The borrowing was collateralized by the furniture and fixtures purchased. Total interest expense related to this note for the year ended December 31, 1998 amounted to $68,000.

Accounts Receivable Financing

   In March 2000, the Company signed an agreement with a bank, which provides for financing of eligible U.S. accounts receivable under a purchase and sale agreement. The maximum funds available under the agreement is $5 million.

4.  ACCRUED EXPENSES

The components of accrued expenses were as follows (in thousands):

                                            YEARS ENDED DECEMBER 31,
                                            ------------------------
                                               1998         1999
                                              ------       ------
Compensation and related expenses.....         $2,006       $1,272
Bonuses...............................          3,406          731
Professional fees.....................            979          659
Vacations.............................            770          689
Other taxes...........................            940        1,556
Leasehold abandonment reserve.........             --          283
Other.................................            802          423
                                               ------       ------
   Accrued expenses...................         $8,903       $5,613
                                               ======       ======

5.  INCOME TAXES

   The following is a summary of the significant components of the Company's deferred income taxes (in thousands):

                                                 YEARS ENDED DECEMBER 31,
                                                 ------------------------
                                                    1998          1999
                                                  --------      --------
Deferred tax assets:
   Net operating loss carryforward...........        $  --        $2,348
   Accrued expenses..........................          234           444
   Other.....................................          128           122
                                                     -----        ------
       Deferred tax assets...................          362         2,914
                                                     -----        ------
Deferred tax liabilities:
   Cash to accrual temporary differences.....          362           221
   Property, plant and equipment.............          165           784
                                                     -----        ------
       Deferred tax liabilities..............          527         1,005
                                                     -----        ------
       Net, deferred tax assets (liabilities)        $(165)       $1,909
                                                     =====        ======

     At December 31, 1999, for U.S. federal income tax reporting purposes, the Company had $5.4 million of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in 2014. The Company believes it will generate sufficient taxable income to ensure realization of the benefit, accordingly, no valuation allowance has been provided.

   At December 31, 1999, the Company also had foreign net operating loss carryforwards totaling $1.3 million with no expiration date. The company believes it will generate sufficient income to utilize all of the foreign net operating loss carryforwards. Accordingly, no valuation allowance has been provided.

   The benefit from utilization of net operating losses carryforwards could be subject to limitations if significant ownership changes occur in the Company.

The components of the Company's provision for income taxes were as follows (in thousands):

                                                   YEARS ENDED DECEMBER 31,
                                             ----------------------------------
                                               1997        1998        1999
                                             --------     ------      -------
United States federal and state:
   Current provision (benefit)..............    $ 652      $2,073     $  (562)
   Deferred provision (benefit).............      110        (182)     (1,774)
                                                -----      ------     -------
                                                  762       1,891      (2,336)
                                                -----      ------     -------
Foreign:
   Current  provision (benefit).............      236         794        (398)
   Deferred  provision (benefit)............     (102)        128        (300)
                                                -----      ------     -------
                                                  134         922        (698)
                                                -----      ------     -------
       Provision (benefit) for income taxes.    $ 896      $2,813     $(3,034)
                                                =====      ======     =======

   The difference between the effective federal income tax rate reflected in the provision (benefit) for income taxes and the statutory federal income tax rate are summarized as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                    --------------------------
                                                      1997     1998      1999
                                                     ------   ------    ------
U.S. statutory rate...............................   34.0%      34.0%    (34.0)%
Write-off of investment in foreign subsidiaries         -          -      (2.3)
State and local...................................    3.0        2.1      (3.1)
Foreign...........................................   (1.8)       2.9       8.5
Other                                                 3.7        0.6       4.0
                                                     ----       ----     -----
   Effective tax rate.............................   38.9%      39.6%    (26.9)%
                                                     ====       ====     =====

   The U.S. components of income (loss) before taxes were $1.8, $5.0 and $3.9 million in 1997, 1998 and 1999, respectively, and the foreign components were $0.5, $2.1 and $7.4 million in 1997, 1998 and 1999, respectively.

   Applicable U.S. income taxes have not been provided on $1.4 million of undistributed earnings of the Company's foreign subsidiaries as of December 31, 1999. The Company considers such earnings to be permanently invested outside the U.S. The earnings could be subject to U.S. income tax if distributed to the Company as dividends or otherwise. The Company anticipates that foreign tax credits would substantially reduce the amount of U.S. income tax payable if these earnings were repatriated.

6. STOCK-BASED COMPENSATION PLANS

Stock Options

   The Company's 1997 Stock Option Plan, as amended in December 1999 (the "Option Plan"), is a stock-based incentive compensation plan. Under the Option Plan, the Company is authorized to issue 1,960,000 shares of common stock pursuant to "awards" granted in the form of incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended) and non-qualified stock options not intended to qualify under Section 422. Awards may be granted to selected employees, directors, independent contractors, and consultants of the Company or any subsidiary. Stock options granted have contractual terms of 10 years. Unless otherwise specified in the terms of an award, all options vest on a schedule: 33% per year for 3 years, beginning on the second anniversary of the date of grant. Options granted under the Option Plan are at prices equal to the fair market value of the stock on the date of the grant, as determined by the Company's Board of Directors. To date, no stock options have been granted to independent contractors and consultants of the Company. To the extent that stock options were granted to these parties, the Company would recognize compensation expense equal to the difference between the fair market value of the stock options granted and the consideration given, if any, for such options.

   During the year ended December 31, 1998, the Company recognized $1.8 million in compensation expense for excess book versus tax stock option basis as a result of certain changes to restrictions related to these stock options. The charge was recognized as a charge to additional paid-in capital.

The following table sets forth pertinent information regarding stock option transactions and stock option prices during the year ended December 31, 1997, 1998 and 1999:

                                                 NUMBER OF        WEIGHTED
                                                 SHARES OF        AVERAGE
                                                 UNDERLYING        EXERCISE
                                                  OPTIONS          PRICES
                                                 ---------        --------
Outstanding as of December 31, 1996                  --             $   --
Granted........................................     478,766           5.92
Forfeited......................................     (40,677)          5.82
                                                  ---------         ------
Outstanding as of December 31, 1997............     438,089         $ 5.93
Granted........................................     450,620          14.39
Forfeited......................................     (97,279)          9.71
                                                  ---------         ------
Outstanding as of December 31, 1998............     791,430         $10.28
Granted........................................     541,140           9.20
Exercised                                           (68,530)          5.71
Forfeited......................................    (222,980)         12.12
                                                  ---------
Outstanding as of December 31, 1999............   1,041,060           9.63
                                                  =========         ======
Exercisable as of December 31, 1997............          --             --
                                                  =========         ======
Exercisable as of December 31, 1998............          --             --
                                                  =========         ======
Exercisable as of December 31, 1999............      94,593         $ 6.14
                                                  =========         ======
Weighted average fair value of options granted
 during the year ended December 31, 1999.......                     $ 6.28
                                                                    ======

   The fair value of each stock option granted is estimated on the date of grant using the minimum value method of option pricing based on the following weighted-average assumptions: dividend yield of 0%; risk-free interest rates ranging from 4.81% to 6.13%; expected life of 5 years.

The following table sets forth pertinent information regarding the outstanding stock options as of December 31, 1999:

                                          Options Outstanding                                    Options Exercisable
                   ---------------------------------------------------------------      -----------------------------------
Actual Range of              Number           Weighted Average    Weighted-Average            Number       Weighted-Average
 Exercise Prices          Outstanding            Remaining        Exercise Price            Exercisable    Exercise Price
                                              Contractual Life
$ 3.69- 5.37                256,800                  9.8             $ 4.44                      --                 --
$ 5.71- 6.55                263,780                  7.0               5.95                  90,493              $5.98
$ 9.75-14.50                330,980                  8.3              13.49                   4,100              $9.75
$15.00-15.25                189,500                  9.1              15.01                      --                 --
------------------------------------------------------------------------------      ----------------------------------
$ 3.69-15.25              1,041,060                  8.5             $ 9.63                  94,593              $6.14

Pro Forma Net Income and Earnings Per Share

   Had the compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per share as of December 31, 1997, 1998 and 1999 would approximate the pro forma amounts below:

                                  1997          1998            1999
                                 ------        ------          ------
Net Income (loss):
   As reported                   $1,408        $4,299         $(8,263)
   Pro forma                      1,287         3,891          (9,082)

Diluted Earnings per Share:
   As reported                   $ 0.28        $ 0.69         $ (1.28)
   Pro forma                       0.25          0.62           (1.41)

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

Stock Repurchase Plan

   In March 1999, the Company established a plan to repurchase up to 250,000 shares of its outstanding common stock. During the second quarter of 1999, the Company repurchased 200,000 shares at an average of $9.70 per share totaling $1.9 million. The Company suspended the plan at the end of the second quarter of 1999.

Earnings Per Share

   The following table summarizes the Company's computation of earnings per share for the years ended December 31, 1997, 1998 and 1999 (in thousands, except per share amounts):

                                                                                   YEARS ENDED DECEMBER 31,
                                                                            1997            1998            1999
                                                                           ------          -------         ------
Basic earnings(loss) per share.......................................      $ 0.29           $ 0.72         $ (1.28)
                                                                           ======           ======         =======
Net income(loss) (numerator).........................................      $1,408           $4,299         $(8,263)
                                                                           ======           ======         =======
Weighted average shares outstanding (denominator)....................       4,808            5,976           6,444
Computation of diluted earnings per share:                                    449              767              --
   Common shares issuable under outstanding stock options............
   Less shares assumed repurchased with proceeds from exercise stock         (204)            (510)             --
                                                                           ------           ------         -------
       Options.......................................................
   Adjusted weighted average shares outstanding (denominator)........       5,053            6,233           6,444
                                                                           ======           ======         =======
   Diluted earnings (loss) per share.................................      $ 0.28           $ 0.69         $ (1.28)
                                                                           ======           ======         =======

8.  COMMITMENTS AND CONTINGENCIES

   The Company leases various office facilities under non-cancelable operating lease agreements. Rent expense amounted to $575,000,$1,129,000 and $3,100,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

   The Company leases apartments and housing facilities for certain employees, and also leases office facilities in foreign cities. The terms of these leases are less than one year.

   As of December 31, 1999, future lease payments under non-cancelable leases with terms of more than one year are as follows:

             2000....................    $ 3,272
             2001....................      2,531
             2002....................      2,115
             2003....................      1,734
             2004....................        749
             Thereafter..............         --
                                         -------
                                         $10,401
                                         =======

   The Company has employment agreements with certain officers and key members of management of the company, which automatically renew for one-year terms. The agreements provide for minimum salary levels, incentive bonuses at the discretion of the Company's Board of Directors, customary benefits including insurance coverage. In addition, the employment agreements further provide for severance pay ranging from six months to two year's base salary, bonus, and benefits, depending on the cause of termination and in the event of a change in corporate control.

   From time to time, the Company is a party to routine litigation in the ordinary course of business. The Company does not believe that such litigation will have a material impact on the financial statements.

9. EMPLOYEE BENEFIT PLANS

401(k) Plan

   The Company sponsors a 401(k) profit sharing plan (the "401(k) Plan") which covers substantially all of its U.S. employees. Employees are eligible to participate after completing three months of service. The 401(k) Plan provides for elective contributions by employees up to the maximum limit allowed by the Internal Revenue Code. The Company currently matches 50% of the amount deferred by participants, on deferral amounts up to 7.5% of compensation. Although the Company has not made any profit sharing contributions, the 401(k) Plan permits the Company to make a discretionary profit sharing contribution which, if made, is allocated to the accounts of participants who have been credited with 1,000 hours of service during a plan year and who are employed on the last day of a plan year. The Company made matching contributions equal to $0.50 for the years ended December 31, 1997, 1998 and 1999 for each dollar contributed to the 401(k) Plan, subject to the limits noted above, by employees. These amounts have been included in general and administrative expenses on the statements of operations. An employee is fully vested in the matching contributions after six years of employment, or earlier upon attainment of appropriate retirement age, upon retirement due to disability, or upon death. The Company made contributions to the 401(k) Plan aggregating approximately $224,000, $385,000 and $504,000 during the years ended December 31, 1997, 1998 and 1999, respectively. Payment of benefits is generally made in the form of a single lump sum or in installments. The Company sponsors similar plans in Canada, Mexico, South Africa, Venezuela, and the United Kingdom, pursuant to which employees may defer specified percentages of compensation which the Company matches at a rate of 50-100% on the first 3-5% of compensation deferred.

Incentive Compensation and Profit Sharing Policies

   The Company has implemented incentive compensation and profit sharing policies that cover substantially all salaried employees. Employees in positions at project manager or below, as well as administrative staff, are eligible for discretionary profit sharing payments. Each employee's profit sharing payment is based on a formula and is contingent upon his or her level of salary and length of service. Employees in positions at project manager or above are eligible for incentive compensation payments based on satisfaction of applicable performance criteria. The Company approved and made incentive compensation and profit sharing payments aggregating approximately $1,994,000, $2,036,000 and $2,882,000 for the years ended December 31, 1997, 1998 and 1999 in the Americas division, respectively, which are included in general and administrative expense. The Company sponsored a profit sharing plan in the United Kingdom, pursuant to which 9% of net revenues are paid to employees on a partially tax-deferred basis. This plan was terminated in December 1998. The Company made payments pursuant to this plan aggregating approximately $420,000 in 1998. The Company continued a discretionary profit sharing plan in the United Kingdom for 1999 for which no payments were made due to Company performance.


10.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                          Years ended December, 31
                                                                                 1997              1998               1999
                                                                           --------------     ------------       ------------
Cash paid for interest and income taxes (in thousands):
   Interest                                                                       $  80             $  271              $  --
   Income taxes                                                                     816              2,137              1,198

                                                                                          Years ended December, 31
                                                                                1997               1998               1999
                                                                           --------------     ------------       ------------
Non-cash activities were (in thousands):
   Common stock issued for notes receivable                                       $  90             $   --              $  --
   Exercise of stock options using company stock                                     --                 --                146
   Deferred offering costs                                                           --               (898)                --
   Income tax expense related to restricted stock plan                               --              1,781                 --

11. SEGMENT REPORTING

   In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief decision making group. This group is comprised of senior management who are responsible for the allocation of resources and assessment of operating performance.

   Because the Company's operations are geographically based, the organization is divided into three operating divisions: the Americas Division, which includes its operations in North, South, and Central America; the EMEA Division, which includes its operations in Europe, Middle East, and Africa; and the Asia Pacific Division, which includes its operations in Australia, Singapore and Asia. The Company provides employee education and support services to companies investing in business technology in all geographic regions.

   The Company's reportable segment information was as follows:

(in thousands)                                                        EUROPE, MIDDLE
                                                      AMERICAS        EAST & AFRICA        ASIA PACIFIC           TOTAL
                                                  ---------------   -----------------    ---------------     ---------------
YEAR ENDED DECEMBER 31, 1999
   Revenues                                               $41,500             $20,505            $ 8,290            $ 70,295
 Operating income (loss)........................           (7,703)             (2,306)            (1,575)            (11,584)
   Total assets                                            24,409               6,432              2,077              32,918
 Capital expenditures...........................            4,739               1,310                200               6,249
 Depreciation and amortization..................            2,190                 298                 72               2,560
YEAR ENDED DECEMBER 31, 1998
   Revenues                                               $51,240             $22,498            $ 6,394            $ 80,132
 Operating income (loss)........................            4,043               2,843                204               7,090
   Total assets                                            39,083               7,641              2,179              48,903
 Capital expenditures...........................            7,005                 339                 54               7,398
 Depreciation and amortization..................              904                 178                 56               1,138
YEAR ENDED DECEMBER 31, 1997
   Revenues                                               $28,663             $11,341            $ 4,200            $ 44,204
 Operating income (loss)........................            2,007                 209                223               2,439
   Total assets                                            15,484               3,230              1,421              20,135
 Capital expenditures...........................            1,564                 261                130               1,955
 Depreciation and amortization..................              311                 121                 21                 453

12.  SUBSEQUENT EVENT

   During the three-month period ending March 31, 2000, the Company implemented a plan to address the recent dramatic decline in training and documentation activity for enterprise resource planning implementations. The plan consists of regional base consolidations and down-sizing of billable and non-billable personnel. Charges include the costs of involuntary employee termination benefits, write-down of certain fixed assets and reserves for leasehold abandonment. The Company paid approximately $700,000 attributable primarily to involuntary employee termination benefits during the three months ended March 31, 2000. In addition the Company has reserved $1.7 million related to facilities and fixed asset reserves. The Company believes the provision is adequate to cover the future costs attributable to implementation of the current plan.