Form 10-Q
period 2000-03-31
DA CONSULTING GROUP INC
filed 2000-05-15
CIK 1051209

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

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

                               YES [X]    NO [_]

 NUMBER OF SHARES OUTSTANDING OF COMMON STOCK AS OF May 12, 2000 - - 6,418,604

================================================================================

                           DA CONSULTING GROUP, INC.

                                     INDEX

                                     PART I

                             FINANCIAL INFORMATION

                                                                                   Page No.
                                                                                   --------
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheet as of December 31, 1999
          and March 31, 2000 (unaudited)...........................................     3
         Condensed Consolidated Statements of Operations for the Three Months ended
          March 31, 1999 and 2000 (unaudited)......................................     4
         Condensed Consolidated Statement of Cash Flows for the Three Months ended
          March 31, 1999 and 2000 (unaudited)......................................     5
         Notes to Condensed Consolidated Financial Statements (unaudited)..........     6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations................................................     8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk................    10

                                    PART II

                               OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.........................................    11

Signatures.........................................................................    11

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           DA CONSULTING GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                        December 31,              March 31,
                                                                                            1999                    2000
                                                                                        ------------              ----------
                                                                                                                (Unaudited)
                          ASSETS
Current Assets:
  Cash and cash equivalents...................................................                $ 3,406                 $ 3,012
  Short-term investments......................................................                  2,389                      --

  Accounts receivable: Trade, net.............................................                  8,578                   4,946
  Unbilled revenue............................................................                    434                     635
  Income taxes receivable.....................................................                  2,979                   2,142
  Deferred tax asset..........................................................                    445                     445
  Prepaid expenses and other current assets...................................                    456                     594
                                                                                              -------                 -------
    Total current assets......................................................                 18,687                  11,774
                                                                                              -------                 -------
  Property and equipment, net.................................................                 12,368                  10,581
  Other assets................................................................                     --                     151
  Deferred tax asset..........................................................                  1,464                   4,836
  Intangible assets, net......................................................                    399                     395
                                                                                              -------                 -------
             Total assets.....................................................                $32,918                 $27,737
                                                                                              =======                 =======

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable............................................................                $ 1,955                 $ 2,463
  Accrued expenses............................................................                  5,613                   7,113
  Revolving line of credit....................................................                     --                     489
  Deferred income.............................................................                    112                      67
                                                                                              -------                 -------
   Total current liabilities..................................................                  7,680                  10,132
                                                                                              -------                 -------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $0.01 par value: 10,000,000 shares authorized..............                      -                       -
  Common stock, $0.01 par value: 40,000,000 shares authorized; 6,571,777                           65                      65
   shares issued; 6,418,604 shares outstanding at December 31, 1999 and.......
   March 31, 2000.............................................................
  Additional paid-in capital..................................................                 29,355                  29,355
  Accumulated deficit.........................................................                 (1,865)                 (9,334)
  Accumulated other comprehensive  loss.......................................                   (795)                   (959)
  Treasury stock, at cost: 153,173 shares at December 31, 1999 and
   March 31, 2000.............................................................                 (1,522)                 (1,522)
                                                                                              -------                 -------
   Total shareholders' equity.................................................                 25,238                  17,605
                                                                                              -------                 -------
          Total liabilities and shareholders' equity..........................                $32,918                 $27,737
                                                                                              =======                 =======

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           DA CONSULTING GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                           1999       2000
                                                         --------   --------

Revenue.................................................  $24,129   $  6,369
Cost of revenue.........................................   11,586      5,928
                                                           -------  --------
  Gross profit..........................................   12,543        441

Selling and marketing expense...........................    1,864      1,418
Development expense.....................................      640        469
General and administrative expense......................    7,822      6,118
Restructuring charge....................................       --      3,354
                                                           -------  --------
  Operating income(loss)................................    2,217    (10,918)
Interest income, net....................................      140         26
Other expense, net......................................      (36)         -
                                                           -------  --------
 Total other (expense) income, net......................      104         26
                                                           -------  --------
  Income (loss) before taxes............................    2,321    (10,892)
Provision (benefit) for income taxes....................      853     (3,423)
                                                           -------  --------
   Net income (loss)....................................   $ 1,468  $ (7,469)
                                                           =======  ========
Basic earnings(loss) per share..........................   $  0.22  $  (1.16)
Weighted average shares outstanding.....................     6,546     6,418

Diluted earnings (loss) per share.......................   $  0.22  $  (1.16)
Weighted average shares outstanding.....................     6,737     6,418

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           DA CONSULTING GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                          -------------------------------
                                                                                             1999                2000
                                                                                          ----------          -----------
Cash flows from operating activities:
  Net income (loss).............................................................             $ 1,468               $(7,469)
  Adjustments to reconcile net income to net cash used in
   operating activities:
    Depreciation and amortization...............................................                 439                   852
    Deferred income taxes.......................................................                  36                (3,371)
    Write-down of fixed assets and reserve for leasehold abandonment.............                  --                 1,935
    Changes in operating assets and liabilities:
       Accounts receivable and unbilled revenue.................................              (7,032)                3,431
       Income tax receivable....................................................               1,232                   837
       Prepaid expenses and other current assets................................                (675)                 (138)
       Other assets.............................................................                  52                  (151)
       Accounts payable and accrued expenses....................................                (110)                1,072
       Deferred income..........................................................                (157)                  (45)
       Income taxes payable.....................................................                (298)                   --
                                                                                             -------               -------
             Total adjustments..................................................              (6,513)                4,421
                                                                                             -------               -------
             Net cash used in operating activities................                            (5,045)               (3,047)
                                                                                             -------               -------
Cash flows from investing activities:
  Sales of short-term investments...............................................               6,218                 2,389
  Purchases of short-term investments...........................................              (2,260)                   --
  Purchases of property and equipment...........................................              (2,887)                  (61)
                                                                                             -------               -------
             Net cash (used in) provided by investing activities................               1,071                 2,328
                                                                                             -------               -------
Cash flows from financing activities:                                                             --                    --
                                                                                             -------               -------
  Proceeds from revolving line of credit........................................                  --                   489
                                                                                             -------               -------
             Net cash provided by financing activities..........................                  --                   489
                                                                                             -------               -------
Effect of changes in foreign currency exchange rates on cash and cash
  equivalents...................................................................                 (99)                 (164)
                                                                                             -------               -------
             Net decrease in cash and cash equivalents..........................              (4,073)                 (394)
Cash and cash equivalents at beginning of period................................               9,971                 3,406
                                                                                             -------               -------
Cash and cash equivalents at end of period......................................             $ 5,898               $ 3,012
                                                                                             =======               =======
Supplemental disclosure of non-cash activities:
    Issuance of accounts payable to acquire common stock........................             $   866               $  --
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

                           DA CONSULTING GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  ORGANIZATION AND BUSINESS

  DA Consulting Group, Inc. and its subsidiaries (the "Company") is an international provider of education for employees of companies implementing business information technology.

(2)  BASIS OF PRESENTATION

  The unaudited condensed consolidated financial statements included herein have been prepared by the Company without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted, pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto as of and for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K.

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

(3)  RESTRUCTURING CHARGE

  During the three-month period ended March 31, 2000, the Company implemented a plan to address the recent dramatic decline in training and documentation activity for enterprise resource planning implementations. The plan consisted of regional base consolidations and downsizing of billable and non-billable personnel. Charges included the costs of involuntary employee termination benefits, write-down of certain fixed assets and reserves for leasehold abandonment. The reduction in workforce consisted of 60 billable consultants and 44 non-billable administrative personnel. Substantially all of the employee terminations were completed during the first quarter. The Company recognized approximately $1.5 million attributable to involuntary employee termination benefits during the quarter, of which $0.7 million was paid during the three months ended March 31, 2000. In addition the Company has reserved approximately $0.9 million related to the abandonment of leases and approximately $1.0 million related to the writedown of leasehold improvements, furniture and equipment held by its Americas division. The Company believes the plan will be fully implemented by the end of the second quarter and that the provision is adequate to cover the future costs attributable to this plan.

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

                                                         Three Months Ended
                                                              March 31,
                                                         ---------------------
(in thousands)                                            1999         2000
                                                         ------       --------
Net income (loss)..............................          $1,468       $(7,469)
Other comprehensive loss.......................             (99)         (164)
                                                         ------       -------
Comprehensive income (loss)....................          $1,369       $(7,633)
                                                         ======       =======
(5)  EARNINGS PER SHARE

  Basic earnings per share has been computed based on the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share includes the number of shares issuable upon exercise of stock options, less the number of shares that could have been repurchased with the exercise proceeds, using the treasury stock method.

  The following table summarizes the Company's computation of earnings (loss) per share for the three month period ended March 31, 1999 and 2000 (in thousands, except per share amounts):

                                                          Three Months Ended
                                                               March 31,
                                                          -------------------
                                                           1999        2000
                                                          ------     --------
Basic earnings (loss) per share..................         $ 0.22     $ (1.16)
                                                          ======     =======
Net income (loss)................................         $1,468     $(7,469)
                                                          ======     =======
Weighted average shares outstanding..............          6,546       6,418
Computation of diluted earnings per share:
  Common shares issuable under outstanding stock
   options.......................................            910           -
  Less shares assumed repurchased with proceeds
   from exercise of stock options................           (719)          -
                                                          ------     -------
  Adjusted weighted average shares outstanding...          6,737       6,418
                                                          ======     =======
Diluted earnings (loss) per share................         $ 0.22     $ (1.16)
                                                          ======     =======

  Approximately 963,000 antidilutive options were excluded from the calculation of diluted loss per share for the three months ended March 31, 2000.

(6) GEOGRAPHIC FINANCIAL DATA

   Revenues and operating income (loss) from the Company's operations are presented below by operating division.

                                                                                  Europe,
                                                                                Middle East
(In thousands)                                          Americas                 & Africa        Asia Pacific            Total
                                                       ---------                -----------      ------------           ------
Three Months Ended March 31, 1999
  Revenues.............................                 $15,203                $ 7,157              $ 1,769               $ 24,129
  Operating income (loss)..............                   1,437                    980                 (200)                 2,217
Three Months Ended March 31, 2000
  Revenues.............................                   1,993                  3,229                1,147                  6,369
  Operating loss.......................                  (8,174)                (1,600)              (1,144)               (10,918)

                           DA CONSULTING GROUP, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company is an international provider of education for employees of companies which are implementing business information technology. The Company provides customized change communications, education and performance support services designed to maximize its clients' returns on their substantial investments in business information technology.

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

RESULTS OF OPERATIONS.

Three Months ended March 31, 1999 Compared to Three Months ended March 31, 2000

  Revenue. Revenue decreased by $17.8 million, or 73.6%, from $24.1 million in the first quarter of 1999 to $6.4 million in the first quarter of 2000, reflecting decreases in volume of services and a decrease in bill rates. Revenues from the Americas Division decreased by 86.9% from $15.2 million to $2.0 million; revenues from the EMEA Division decreased by 54.9% from $7.2 million to $3.2 million; and revenues from the Asia Pacific Division decreased by 35.2% from $1.8 million to $1.1 million. The Company ended the first quarter with 402 total employees, down from 913 employees at the end of the same period of the prior year. Revenue for the first quarter of 2000 was 22.9% less than revenue in the fourth quarter of 1999 due to the continued slowdown in the market for complex computer software and to the postponement of several projects as clients focused on Year 2000 readiness. While the market for enterprise resource planning software began recovering in the fourth quarter of 1999, the Company expects its revenues to begin recovery in the second quarter of 2000, as historically, the Company's revenues lag the software sale by six months.

  Gross profit. Gross profit decreased by $12.1 million, or 96.5%, from $12.5 million in the first quarter of 1999 to $441,000 in the first quarter of 2000 and decreased as a percent of revenue from 52.0% in the first quarter of 1999 to 6.9% in the first quarter of 2000. The decrease in the gross profit margin percentage is primarily attributable to decreased staff utilization and lower hourly bill rates.

  Selling and marketing expense. Selling and marketing expense decreased $446,000 or 23.9%, from $1.9 million in the first quarter of 1999 to $1.4 million in the first quarter of 2000. The decrease is the result of cost reduction measures taken during the first quarter of 2000 and reduced commissions expense related to the reduced level of sales in the first quarter of 2000 as compared to the same period of 1999.

  Development expense. Development expense decreased $171,000, or 26.7%, from $640,000 in the first quarter of 1999 to $469,000 in the first quarter of 2000. Primary expenditures for development in the first quarter of 2000 were for preparation of tools for the 4.6 SAP upgrade and development of the Company's proprietary web based learning system. The decrease in costs during the first quarter of 2000 is due to reduced headcount as a result of cost containment plans implemented during the latter half of 1999 and the first quarter of 2000.

  General and administrative expense. General and administrative expense decreased by $1.7 million, or 21.8%, from $7.8 million in the first quarter of 1999 to $6.1 million in the first quarter of 2000. The decrease in expense is due primarily to a reduction in headcount in the areas of finance, administration and human resources as a result of the cost containment plans implemented during the latter half of 1999 and the first quarter of 2000.

  Restructuring charge. During the three-month period ended March 31, 2000, the Company implemented a plan to address the recent dramatic decline in training and documentation activity for enterprise resource planning implementations.
The plan consisted of regional base consolidations and downsizing of billable and non-billable personnel. Charges included the costs of involuntary employee termination benefits, write-down of certain fixed assets and reserves for leasehold abandonment. The reduction in workforce consisted of 60 billable consultants and 44 non-billable administrative personnel. Substantially all of the employee terminations were completed during the first quarter. The Company recognized approximately $1.5 million attributable to involuntary employee termination benefits during the quarter, of which $0.7 million was paid during the three months ended March 31, 2000. In addition the Company has reserved approximately $0.9 million related to the abandonment of leases and approximately $1.0 million related to the writedown of certain fixed assets. The Company believes the provision is adequate to cover the future costs attributable to implementation of the current plan.

  Operating income (loss). Operating income decreased from $2.2 million in the first quarter of 1999 to an operating loss of $10.9 million in the first quarter of 2000. This decrease resulted from rapid decreases in revenues resulting in lower expense coverage as compared to the revenues in the first quarter of 1999.

  Other income (expense) net. Other income (expense), net changed from income of $104,000 in the first quarter of 1999 to income of $26,000 in the first quarter of 2000. Interest income, net changed from income of $140,000 in the first quarter of 1999 to income of $26,000 in the first quarter of 2000. The decrease in interest income is due to lower cash balances available for investment during the first quarter of 2000.

  Provision (benefit) for income taxes. The Company's effective tax rate was 36.8% in the first quarter of 1999 compared to 31.4% in the first quarter of 2000. The effective rate for the first quarter of 2000 is the result of nondeductible permanent items and different tax rates in different tax jurisdictions.

  Net income (loss). The Company's net income decreased by $9.0 million from $1.5 million in the first quarter of 1999 to a net loss of $7.5 million in the first quarter of 2000 for reasons discussed above. Diluted earnings per share decreased from $0.22 in the first quarter of 1999 to a loss per share of $1.16 in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

  Since its inception, the Company has historically financed its operations and growth with cash flow from operations, supplemented by the issuance of Common Stock and by short-term borrowings under revolving line of credit arrangements.

  The Company's cash and cash equivalents were $3.0 million at March 31, 2000, compared to $3.4 million at December 31, 1999. The Company's working capital was $1.6 million at March 31, 2000 and $11.0 million at December 31, 1999.

  The Company's operating activities required cash of $3.0 million for the three months ended March 31, 2000, compared to $5.0 million used in operations for the same period in 1999. The decrease in cash used in operations resulted primarily from operating losses incurred in the first quarter of 2000 offset by a reduction in accounts receivable and an increase in accrued expenses.

  Investing activities provided cash of $2.3 million in the three months ended March 31, 2000, compared to cash provided of $1.1 million for the same period in 1999. During the first quarter of 2000, $2.4 million was provided by the sale of short-term investments. During the same period of 1999 the Company had net sales of short-term investments of $4.0 million, which was offset in part by $2.9 million of purchases of property and equipment.

  Financing activities provided cash of $489,000 for the three months ended March 31, 2000 as a result of a drawdown on a short term line of credit during the quarter.

  The Company has an agreement with a bank, which provides for financing of eligible U.S. accounts receivable under a purchase and sale agreement. The maximum funds available under this agreement is $5 million. As of March 31, 2000, the Company had sold $255,000 of receivables pursuant to this agreement. During March 2000, the Company obtained a credit facility from a bank with a maximum line of credit of approximately $800,000, secured by eligible foreign accounts receivable.

  Capital expenditures for the 2000 have been scaled back significantly due to a temporary decline in the market for the Company's services.

  The Company believes its current cash balances, receivable-based financings and cash provided by future operations will be sufficient to meet the Company's current working capital and cash needs. However, there can be no assurance that such sources of funds will be sufficient to meet these future expenses.
The Company may seek additional financing through a private placement of equity. The Company's need for additional financing will be principally dependent on the degree of market demand for the Company's services. There can be no assurance that the Company will be able to obtain any such additional financing on acceptable terms, if at all.

FORWARD-LOOKING STATEMENTS

  This Quarterly Report on Form 10-Q contains certain statements that are not historical facts which constitute forward-looking statements within the meaning of the Private Securities Legislation Reform Act of 1995 which provides a safe harbor for forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause the Company's actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. When used in this Report, the words "anticipate," "believe," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Actual future results and trends may differ materially from historical results as a result of certain factors, including but not limited to: dependence on SAP AG and the ERP software market, risks associated with management of a geographically dispersed organization, fluctuating quarterly results, the need to attract and retain professional employees, substantial competition, dependence on key personnel, risks associated with management of growth, rapid technological change, limited protection of proprietary expertise, methodologies and software, as well as those set forth in the Risk Factors section and Management's Discussion and Analysis section in the Company's Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company from time to time, holds short-term investments, which consist of variable rate municipal debt instruments. The Company uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in market interest rates may have on the fair value of the Company's investments. At March 31, 2000, the Company did not hold any short term investments.

                           DA CONSULTING GROUP, INC.

                           PART II--OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

       Exhibit 27 -     Financial Data Schedule

  (b)  Reports on Form 8-K

       No reports on Form 8-K were filed during the reporting period ended March 31, 2000.



SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DA CONSULTING GROUP, INC.
                                       (Registrant)


Dated: May 12, 2000                    By: /s/ John E. Mitchell
                                           -------------------------------------
                                           John E. Mitchell
                                           President and Chief Executive Officer

                                       By: /s/ Dennis C. Fairchild
                                           ------------------------------------
                                           Dennis C. Fairchild
                                           Chief Financial Officer, Secretary
                                           and Treasurer (Principal Financial
                                           and Accounting Officer)