Form 10-Q
period 2000-06-30
DA CONSULTING GROUP INC
filed 2000-08-14
CIK 1051209

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  2000.

                                       OR

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
         SECURITIES  EXCHANGE  ACT  OF  1934

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


                              YES  [X]     NO  [ ]

 NUMBER OF SHARES OUTSTANDING OF COMMON STOCK AS OF July 31, 2000 - - 6,418,604

                                      DA CONSULTING GROUP, INC.

                                                INDEX

                                               PART I

                                        FINANCIAL INFORMATION


                                                                                         PAGE NO.
                                                                                         --------
Item 1.     Financial Statements
            Condensed Consolidated Balance Sheets as of December 31, 1999
            and June 30, 2000 (unaudited)                                                       3
            Condensed Consolidated Statements of Operations for the Three Months ended
            June 30, 1999 and 2000 (unaudited)                                                  4
            Condensed Consolidated Statements of Operations for the Six Months ended
            June 30, 1999 and 2000 (unaudited)                                                  4
            Condensed Consolidated Statements of Cash Flows for the Six Months ended
            June 30, 1999 and 2000 (unaudited)                                                  5
            Notes to Condensed Consolidated Financial Statements (unaudited)                    6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                           8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                         12


                                               PART I

                                          OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders                                12

Item 6.     Exhibits and Reports on Form 8-K                                                   13

Signatures                                                                                     13

                          PART I-FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS




                                      DA CONSULTING GROUP, INC.
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands, except share amounts)



                                                                           DECEMBER 31,    JUNE 30,
                                                                               1999          2000
                                   ASSETS                                  (Unaudited)
                                                                          --------------  ----------
Current Assets:
  Cash and cash equivalents                                               $       3,406   $   1,087
  Short-term investments                                                          2,389          --
  Accounts receivable - trade, net                                                8,578       3,818
  Unbilled revenue                                                                  434         285
  Income taxes receivable                                                         2,979         720
  Deferred tax asset                                                                445         514
  Prepaid expenses and other current assets                                         456         540
                                                                          --------------  ----------
      Total current assets                                                       18,687       6,964
                                                                          --------------  ----------
  Property and equipment, net                                                    12,368       9,606
  Other assets                                                                       --         153
  Deferred tax asset                                                              1,464       6,648
  Intangible assets, net                                                            399         389
                                                                          --------------  ----------
        Total assets                                                      $      32,918   $  23,760
                                                                          ==============  ==========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------
Current Liabilities:
  Accounts payable                                                        $       1,955   $   2,209
  Accrued expenses                                                                5,613       6,724
  Revolving line of credit                                                           --         340
  Deferred income                                                                   112          45
                                                                          --------------  ----------
      Total current liabilities                                                   7,680       9,318
                                                                          --------------  ----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $0.01 par value: 10,000,000 shares authorized                     --          --
  Common stock, $0.01 par value: 40,000,000 shares authorized; 6,571,777 shares issued; 6,418,604 shares outstanding at December 31, 1999 and
    June 30, 2000
                                                                                     65          65
  Additional paid-in capital                                                     29,355      29,355
  Accumulated deficit                                                            (1,865)    (12,407)
  Accumulated other comprehensive losses                                           (795)     (1,049)
  Treasury stock, at cost: 153,173 shares at December 31, 1999 and
     June 30, 2000                                                               (1,522)     (1,522)
                                                                          --------------  ----------
      Total shareholders' equity                                                 25,238      14,442
                                                                          --------------  ----------
        Total liabilities and shareholders' equity                        $      32,918   $  23,760
                                                                          ==============  ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                            DA CONSULTING GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                 JUNE 30,          JUNE 30,
                                =========          ========


                                         1999      2000      1999      2000
                                       --------  --------  --------  ---------
Revenue                                $22,047   $ 8,020   $46,176   $ 14,389
Cost of revenue                         11,305     5,262    22,890     11,190
                                       --------  --------  --------  ---------
  Gross profit                          10,742     2,758    23,286      3,199

Selling and marketing expense            2,263     1,305     4,127      2,723
Development expense                        614     1,732     1,254      2,201
General and administrative expense       7,615     4,405    15,437     10,523
Restructuring charge                        --        --        --      3,354
                                       --------  --------  --------  ---------
  Operating income (loss)                  250    (4,684)    2,468    (15,602)
Interest income, net                        77         9       217         35
Other expense, net                         (52)      (39)      (88)       (39)
                                       --------  --------  --------  ---------
  Total other income (expense), net         25       (30)      129         (4)
                                       --------  --------  --------  ---------
  Income (loss) before taxes               275    (4,714)    2,597    (15,606)
Provision (benefit) for income taxes       138    (1,641)      992     (5,064)
                                       --------  --------  --------  ---------
      Net income (loss)                $   137   $(3,073)  $ 1,605   $(10,542)
                                       ========  ========  ========  =========

Basic earnings (loss) per share        $  0.02   $ (0.48)  $  0.25   $  (1.64)
Weighted average shares outstanding      6,388     6,419     6,466      6,419
Diluted earnings (loss) per share      $  0.02   $ (0.48)  $  0.24   $  (1.64)
Weighted average shares outstanding      6,489     6,419     6,628      6,419


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                                       DA CONSULTING GROUP, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (In thousands)
                                              (Unaudited)


                                                                                   SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                     1999      2000
                                                                                   --------  ---------
Cash flows from operating activities:
  Net income (loss)                                                                $ 1,605   $(10,542)
  Adjustments to reconcile net income(loss) to net cash used in operating activities:
    Depreciation and amortization                                                      901      1,610
    Deferred income taxes                                                              207     (5,253)
Loss on sale of fixed assets                                                            35         --
Writedown of fixed assets and reserve for leasehold abandonment                         --      1,935
    Changes in operating assets and liabilities:
      Accounts receivable and unbilled revenue                                      (3,118)     4,909
      Income taxes receivable                                                        1,310      2,259
      Prepaid expenses and other current assets                                       (979)       (84)
      Other assets.                                                                    120       (153)
      Accounts payable and accrued liabilities                                      (2,380)       430
      Deferred income                                                                 (580)       (67)
      Income taxes payable                                                            (198)        --
                                                                                   --------  ---------
        Total adjustments                                                           (4,682)     5,586
                                                                                   --------  ---------
        Net cash used in operating activities                                       (3,077)    (4,956)
                                                                                   --------  ---------
Cash flows from investing activities:
  Proceeds from sale of property and equipment                                          15        227
  Sales of short-term investments                                                    7,723      2,389
  Purchases of property and equipment                                               (5,388)       (65)
                                                                                   --------  ---------
        Net cash provided by investing activities                                    2,350      2,551
                                                                                   --------  ---------
Cash flows from financing activities:
  Stock repurchases                                                                 (1,943)        --
  Proceeds from exercise of stock options                                              532         --
  Proceeds from revolving line of credit                                                --        340
                                                                                   --------  ---------
        Net cash provided by (used in)  financing activities                        (1,411)       340
                                                                                   --------  ---------
Effect of changes in foreign currency exchange rates on cash and cash equivalents      (25)      (254)
                                                                                   --------  ---------
        Decrease in cash and cash equivalents                                       (2,163)    (2,319)
Cash and cash equivalents at beginning of period                                     9,971      3,406
                                                                                   --------  ---------
Cash and cash equivalents at end of period                                         $ 7,808   $  1,087
                                                                                   ========  =========


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                            DA CONSULTING GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)     ORGANIZATION  AND  BUSINESS

     DA Consulting Group, Inc. and its subsidiaries (the ''Company'') is an international provider of education for employees of companies, which are implementing business information technology. The Company provides customized change communications, education and performance support services designed to maximize its clients' returns on their substantial investments in business information technology.

     Recognizing the global nature of its existing and prospective client base, the Company has built a substantial international presence. The Company is currently organized into three divisions: the Americas Division, which includes its United States and Canada operations; the EMEA Division, which includes its Europe operations; and the Asia Pacific Division, which includes its Australia and Asia operations.

(2)     BASIS  OF  PRESENTATION

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles, generally accepted in the United States, have been condensed or omitted, pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto as of and for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K.

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

(3)     LIQUIDITY

     The Company believes its current cash balances, the proceeds of the investor loan received on August 3, 2000, the future proceeds from the sale of common stock to investors, receivable-based financings and cash provided by future operations will be sufficient to meet the Company's working capital and cash needs through the foreseeable future. However, there can be no assurance that such sources of funds will be sufficient to meet these future expenses and our future needs. The Company's need for additional financing will be principally dependent on shareholder approval of the proposed equity placement announced August 3, 2000 and the degree of future market demand for the Company's services. There can be no assurance that the Company will be able to obtain shareholder approval for the proposed equity placement or any other additional financing.

(4)     INCOME  TAXES

     At June 30, 2000, the Company had $7.2 million of deferred tax assets primarily consisting of unused net operating losses. The Company continues to believe it will generate sufficient taxable income to ensure realization of the benefit, accordingly, no valuation allowance has been provided.

     The benefit from the utilization of net operating loss carryforwards could be subject to limitations if significant ownership changes occur in the Company.

(5)     RESTRUCTURING  CHARGE

     During the first quarter of 2000, the Company implemented a plan to address the recent dramatic decline in training and documentation activity for enterprise resource planning implementations. The plan consisted of regional base consolidations and downsizing of billable and non-billable personnel. Charges included the costs of involuntary employee termination benefits, write-down of certain fixed assets and reserves for leasehold abandonment. The reduction in workforce consisted of 60 billable consultants and 44 non-billable administrative personnel. Substantially all of the employee terminations were completed during the first quarter. The Company recognized approximately $1.5 million expense attributable to involuntary employee termination benefits during the first quarter, of which approximately $1.1 million was paid during the six months ended June 30, 2000. In addition the Company has reserved approximately $0.9 million related to the abandonment of leases and approximately $1.0 million related to the writedown of leasehold improvements, furniture and equipment held by its Americas division. Of the $0.9 million reserved for leases, approximately $0.4 has been paid against the reserve as of June 30, 2000. The Company believes that the remaining provision is adequate to cover the future costs attributable to this plan.

(6)     COMPREHENSIVE  INCOME

      Comprehensive income is comprised of two components: net income (loss) and other comprehensive income (loss). Other comprehensive income refers to revenues, expenses, gains and losses that are recorded as an element of stockholders' equity and are excluded from net income. Other comprehensive income is comprised of foreign currency translation adjustments from international subsidiaries. The components of comprehensive income are listed below:

                                 THREE MONTHS ENDED  SIX MONTHS ENDED
                                     JUNE 30, 2000    JUNE 30, 2000
                                   ---------------  ------------------
(in thousands)                     1999     2000     1999      2000
                                   -----  --------  -------  ---------
Net income (loss) . . . . . . . .  $ 137  $(3,073)  $1,605   $(10,542)
Other comprehensive income (loss)     74      (90)     (25)      (254)
                                   -----  --------  -------  ---------
Comprehensive income (loss) . . .  $ 211  $(3,163)  $1,580   $(10,796)
                                   =====  ========  =======  =========


(7)     EARNINGS  PER  SHARE

     Basic earnings per share has been computed based on the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share includes the number of shares issuable upon exercise of stock options, less the number of shares that could have been repurchased with the exercise proceeds, using the treasury stock method.

     The following table summarizes the Company's computation of earnings per share for the three months and six months ended June 30, 1999 and 2000 (in thousands, except per share amounts):

                                                          THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                JUNE 30,          JUNE 30,
                                                           -----------------  ------------------
                                                            1999      2000     1999      2000
                                                           -------  --------  -------  ---------
Basic earnings (loss) per share                            $ 0.02   $ (0.48)  $ 0.25   $  (1.64)
                                                           =======  ========  =======  =========
Net income (loss)                                          $  137   $(3,073)  $1,605   $(10,542)
                                                           =======  ========  =======  =========
Weighted average shares outstanding                         6,388     6,419    6,466      6,419
Computation of diluted earnings per share:
  Common shares issuable under outstanding stock options.     856         -      856          -
  Less shares assumed repurchased with proceeds from
       exercise of stock options  ions                       (755)        -     (694)         -
                                                           -------  --------  -------  ---------
  Adjusted weighted average shares outstanding              6,489     6,419    6,628      6,419
                                                           =======  ========  =======  =========
Diluted earnings (loss) per share                          $ 0.02   $ (0.48)  $ 0.24   $  (1.64)
                                                           =======  ========  =======  =========

     Approximately 1.3 million stock options were excluded from the calculation of diluted earnings per share for the three months and six months ended June 30, 2000 as their effect is antidilutive.
 .
(8)     GEOGRAPHIC  FINANCIAL  DATA

     Revenue, operating income (loss) from the Company's operations and total assets are presented below by operating division. Operating losses during the three and six months ended June 30, 2000 included restructuring charges.

                                                  EUROPE,
                                                MIDDLE EAST
(In thousands)                      AMERICAS     & AFRICA      ASIA PACIFIC     TOTAL
                                   ----------  -------------  --------------  ---------
THREE MONTHS ENDED JUNE 30, 1999
  Revenue                          $  14,238   $      5,750   $       2,059   $ 22,047
  Operating income (loss)                648            126            (524)       250
THREE MONTHS ENDED JUNE 30, 2000
  Revenue                          $   2,599   $      2,934   $       2,487   $  8,020
  Operating income (loss)             (4,012)          (852)            180     (4,684)
SIX MONTHS ENDED JUNE 30, 1999
  Revenue                          $  29,441   $     12,907   $       3,828   $ 46,176
  Operating income (loss)              2,329            910            (771)     2,468
  Total assets                        36,305          7,517           2,299     46,121
SIX MONTHS ENDED JUNE 30, 2000
  Revenue                          $   4,593   $      6,163   $       3,633   $ 14,389
  Operating income (loss)            (12,186)        (2,452)           (964)   (15,602)
  Total assets                        10,137          4,848           8,775     23,760

(9)  SUBSEQUENT  EVENT

     On August 3, 2000, the Company signed an agreement with a private investor for the purchase of two million shares of the Company's common stock for $4.8 million and warrants to purchase up to three million shares of the Company's common stock in future periods as specified in the agreement. The closing of the transaction is subject to shareholder approval. In connection with the agreement, the investor has loaned the Company $2.0 million. This loan is unsecured and will be credited towards the purchase price of shares of common stock to be purchased by the investor at closing. If the Company does not receive shareholder approval within 90 days, the loan is to be repaid in full not later than 90 days following the date of the shareholder meeting at which the approval is not obtained.



                            DA CONSULTING GROUP, INC.
ITEM 2.     MANAGEMENT'S DISCUSSI     ON AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS  OF  OPERATIONS

OVERVIEW
     The Company is an international provider of education for employees of companies, which are implementing business information technology. The Company provides customized change communications, education and performance support services designed to maximize its clients' returns on their substantial investments in business information technology.

     Recognizing the global nature of its existing and prospective client base, the Company has built a substantial international presence. The Company is currently organized into three divisions: the Americas Division, which includes its United States and Canada operations; the EMEA Division, which includes its Europe operations; and the Asia Pacific Division, which includes its Australia and Asia operations.

RESULTS  OF  OPERATIONS.

THREE  MONTHS  ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

     Revenue. Revenue decreased by $14.0 million, or 63.6%, from $22.0 million in the second quarter of 1999 to $8.0 million in the second quarter of 2000, reflecting decreases in volume of services and a decrease in bill rates. Revenue from the Americas Division decreased by 81.7% from $14.2 million to $2.6 million; revenue from the EMEA Division decreased by 49.0% from $5.8 million to $2.9 million; and revenue from the Asia Pacific Division increased by 20.8% from $2.1 million to $2.5 million. The Company ended the second quarter with 337 total employees, down from 804 employees at the end of the same period of the prior year. Revenue for the second quarter of 2000 increased by 25.9% compared to revenue of $6.4 million in the first quarter of 2000 due to strong growth in the AsiaPacific division and moderate gains in the Americas division.

     Gross profit. Gross profit decreased by $8.0 million, or 74.3%, from $10.7 million in the second quarter of 1999 to $2.8 million in the second quarter of 2000 and decreased as a percent of revenue from 48.7% in the second quarter of 1999 to 34.4% in the second quarter of 2000. The decrease in the gross profit margin percentage is primarily attributable to decreased staff utilization and lower hourly bill rates. Gross profit for the second quarter of 2000 increased by $2.3 million or 525% compared to the first quarter of 2000 due to increased staff utilization and a higher average bill rate.

     Selling and marketing expense. Selling and marketing expense decreased $1.0 million or 42.3%, from $2.3 million in the second quarter of 1999 to $1.3 million in the second quarter of 2000. The decrease is the result of cost reduction measures taken during the first quarter of 2000 and reduced commissions expense related to the reduced level of sales in the second quarter of 2000 as compared to the same period of 1999.

     Development expense. Development expense increased $1.1 million or 182.1%, from $0.6 million in the second quarter of 1999 to $1.7 million in the second quarter of 2000. The increase in costs during the second quarter of 2000 is due to fees incurred for the development of the Company's web-enabled learning management product. The Company expects development costs related to the web-enabled learning management system to be lower during the remainder of the year.

     General and administrative expense. General and administrative expense decreased by $3.2 million, or 42.2%, from $7.6 million in the second quarter of 1999 to $4.4 million in the second quarter of 2000. The decrease in expense is due primarily to a reduction in headcount in the areas of finance, administration and human resources as a result of the cost containment plans implemented during the latter half of 1999 and the first quarter of 2000.

     Operating income (loss). Operating income decreased from $0.2 million in the second quarter of 1999 to an operating loss of $4.7 million in the second quarter of 2000. This decrease resulted from rapid decreases in revenues beginning in the third quarter of 1999, resulting in lower expense coverage during the second quarter of 2000 as compared to the revenues in the second quarter of 1999.

     Other income (expense) net. Other income (expense), net changed from income of $25,000 in the second quarter of 1999 to expense of $30,000 in the second quarter of 2000. Interest income, net decreased from income of $77,000 in the second quarter of 1999 to income of $9,000 in the second quarter of 2000. The decrease in interest income is due to lower cash balances available for investment during the second quarter of 2000.

     Provision (benefit) for income taxes. The Company's effective tax rate was 50.2% in the second quarter of 1999 compared to a tax benefit rate of 34.8% in the second quarter of 2000. The effective rate for both periods is affected by nondeductible operating losses in various countries.

     Net income (loss). The Company's net income (loss) decreased by $3.2 million from $0.1 million in the second quarter of 1999 to a net loss of $3.1 million in the second quarter of 2000 for reasons discussed above. Diluted earnings per share decreased from $0.02 in the second quarter of 1999 to a loss per share of $0.48 in the second quarter of 2000.

SIX  MONTHS  ENDED  JUNE  30,  1999  COMPARED  TO SIX MONTHS ENDED JUNE 30, 2000

     Revenue. Revenue decreased by $31.8 million, or 68.8%, from $46.2 million for the six months ended June 30, 1999 to $14.4 million for the six months ended June 30, 2000, reflecting decreases in volume of services and a decrease in bill rates. Revenue from the Americas Division decreased by 84.4% from $29.4 million to $4.6 million; revenue from the EMEA Division decreased by 52.2% from $12.9 million to $6.2 million; and revenue from the Asia Pacific Division decreased by 5.1% from $3.8 million to $3.6 million. While the market for enterprise resource planning software began recovering in the fourth quarter of 1999, the Company did not begin to see evidence of recovery until the end of the second quarter of 2000, as the Company's revenue generally lag the software sale from three to six months.

     Gross profit. Gross profit decreased by $20.1 million, or 86.3%, from $23.3 million for the six months ended June 30,1999 to $3.2 million for the six months ended June 30, 2000 and decreased as a percent of revenue from 50.4% in 1999 to 22.2% in 2000. The decrease in the gross profit margin percentage is primarily attributable to decreased staff utilization and lower hourly bill rates.

     Selling and marketing expense. Selling and marketing expense decreased $1.4 million or 34.0%, from $4.1 million for the six months ended June 30, 1999 to $2.7 million for the same period of 2000. The decrease is the result of cost reduction measures taken during the first quarter of 2000 and reduced commissions expense related to the reduced level of sales for the six months ended June 30, 2000 as compared to the same period of 1999.

     Development expense. Development expense increased $0.9 million or 75.5%, from $1.2 million for the six months ended June 30, 1999 to $2.2 million for the six months ended June 30, 2000. The increase in costs during the six months ended June 30, 2000 is due to fees incurred for the development of the Company's web-enabled learning management product. The Company expects development costs related to the web-enabled learning management system to be lower during the remainder of the year. These costs were offset in part by reduced headcount as a result of cost containment plans implemented during the latter half of 1999 and the first quarter of 2000.

     General and administrative expense. General and administrative expense decreased by $4.9 million, or 31.8%, from $15.4 million for the six months ended June 30, 1999 to $10.5 million for the six months ended June 30, 2000. The decrease in expense is due primarily to a reduction in headcount in the areas of finance, administration and human resources as a result of the cost containment plans implemented during the latter half of 1999 and the first quarter of 2000. In addition facilities costs were reduced by approximately $0.6 million by consolidating locations during the six months ended June 30, 2000.

     Restructuring Charge. During the first quarter of 2000, the Company implemented a plan to address the recent dramatic decline in training and documentation activity for enterprise resource planning implementations. The plan consisted of regional base consolidations and downsizing of billable and non-billable personnel. Charges included the costs of involuntary employee termination benefits, write-down of certain fixed assets and reserves for leasehold abandonment. The reduction in workforce consisted of 60 billable consultants and 44 non-billable administrative personnel. Substantially all of the employee terminations were completed during the first quarter. The Company recognized approximately $1.5 million expense attributable to involuntary employee termination benefits during the first quarter, of which approximately $1.1 million was paid during the six months ended June 30, 2000. In addition the Company has reserved approximately $0.9 million related to the abandonment of leases and approximately $1.0 million related to the writedown of leasehold improvements, furniture and equipment held by its Americas division. Of the $0.9 million reserved for leases, approximately $0.4 has been paid against the reserve as of June 30, 2000. The Company believes that the remaining provision is adequate to cover the future costs attributable to this plan.

     Operating income(loss). Operating income decreased from $2.6 million six months ended June 30, 1999 to an operating loss of $15.6 million for the same period of 2000. The decrease resulted from rapid decreases in revenues beginning in the third quarter of 1999, resulting in lower expense coverage during six months ended June 30, 2000 as compared to the revenues in the same period of 1999.

     Other income (expense) net. Other income (expense), net changed from income of $129,000 for the six months ended June 30, 1999 to expense of $4,000 for the same period of 2000. Interest income, net decreased from income of $217,000 for the six months ended June 30, 1999 to income of $35,000 for the same period of 2000. The decrease in interest income is due to lower cash balances available for investment during 2000.

     Provision (benefit) for income taxes. The Company's effective tax rate was 38.2% for the six months ended June 30, 1999 compared to a tax benefit rate of 32.4% for the six months ended June 30, 2000. The effective rate for the six months ended June 30, 2000 is affected by nondeductible operating losses in various countries.

     Net income (loss). The Company's net income (loss) decreased by $12.1 million from $1.6 million for the six months ended June 30, 1999 to a net loss of $10.5 million for the six months ended June 30, 2000 for reasons discussed above. Diluted earnings per share decreased from $0.24 for the six months ended June 30, 1999 to a loss per share of $1.64 for the same period of 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Since its inception, the Company has historically financed its operations and growth with cash flow from operations, supplemented by the issuance of Common Stock in connection with the Company's initial public offering and by short-term borrowings under revolving line of credit arrangements.

     The Company's cash and cash equivalents were $1.1 million at June 30, 2000, compared to $3.4 million at December 31, 1999. The Company's working capital was $(2.4) million at June 30, 2000 and $11.0 million at December 31, 1999.

     The Company's operating activities required cash of $4.7 million for the six months ended June 30, 2000, compared to $3.1 million used in operations for the same period in 1999. The increase in cash used in operations resulted primarily from operating losses incurred in the six months ended June 30, 2000 offset by a reduction in trade accounts receivable and collection of income taxes receivables.

     Investing activities provided cash of $2.3 million in the six months ended June 30, 2000, compared to cash provided of $2.4 million for the same period in 1999. During the six months ended June 30, 2000, $2.4 million was provided by the sale of short-term investments. During the same period of 1999 the Company had net sales of short-term investments of $7.7 million, which was offset in part by $5.4 million of purchases of property and equipment.

     Financing activities provided cash of $340,000 for the six months ended June 30, 2000 as a result of a drawdown on a short-term line of credit during the period. During the same period of 1999, financing activities used cash of $1.4 million as a result of the Company repurchasing 200,000 shares of common stock for $1.9 million offset in part by $0.5 million proceeds from stock option exercises.

     The Company has an agreement with a bank, which provides for financing of eligible U.S. accounts receivable under a purchase and sale agreement. The maximum funds available under this agreement is $5 million. As of June 30, 2000, the Company had sold $349,000 of receivables pursuant to this agreement. During March 2000, the Company obtained a credit facility from a bank with a maximum line of credit of approximately $750,000, secured by eligible foreign accounts receivable. At June 30, 2000, the Company had drawndown $340,000 of this line.

     On August 3, 2000, the Company signed an agreement with a private investor for the purchase of two million shares of the Company's common stock for $4.8 million and warrants to purchase up to three million shares of the Company's common stock in future periods as specified in the agreement. The closing of the transaction is subject to shareholder approval. In connection with the agreement, the investor has loaned the Company $2.0 million. This loan is unsecured and will be credited towards the purchase price of shares of common stock to be purchased by the investor at closing. If the Company does not receive shareholder approval within 90 days, the loan is to be repaid in full not later than 90 days following the date of the shareholder meeting at which the approval is not obtained.

     Capital expenditures for the 2000 have been scaled back significantly due to a temporary decline in the market for the Company's services.

     The Company believes its current cash balances, the proceeds of the investor loan received on August 3, 2000, as previously discussed, the future proceeds from the sale of common stock to investors, as previously discussed, receivable-based financings and cash provided by future operations will be sufficient to meet the Company's working capital and cash needs through the foreseeable future. However, there can be no assurance that such sources of funds will be sufficient to meet these future expenses or needs. The Company's need for additional financing will be principally dependent on shareholder approval of the proposed equity placement announced August 3, 2000 and the degree of future market demand for the Company's services. There can be no assurance that the Company will be able to obtain shareholder approval for the proposed equity placement or any other additional financing.

FORWARD-LOOKING  STATEMENTS

     This Quarterly Report on Form 10-Q contains certain statements that are not historical facts which constitute forward-looking statements within the meaning of the Private Securities Legislation Reform Act of 1995 which provides a safe harbor for forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause the Company's actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. When used in this Report, the words "anticipate," "believe," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Actual future results and trends may differ materially from historical results as a result of certain factors, including but not limited to: dependence on SAP AG and the ERP software market, risks associated with management of a geographically dispersed organization, fluctuating quarterly results, the need to attract and retain professional employees, substantial competition, dependence on key personnel, risks associated with management of growth, rapid technological change, limited protection of proprietary expertise, methodologies and software, the ability of the Company to obtain shareholder approval for its proposed equity financing, as well as those set forth in the Risk Factors section and Management's Discussion and Analysis section in the Company's Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company from time to time, holds short-term investments, which consist of variable rate municipal debt instruments. The Company uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in market interest rates may have on the fair value of the Company's investments. At June 30, 2000, the Company did not hold any short term investments.


                            DA CONSULTING GROUP, INC.

                            PART II-OTHER INFORMATION


ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
     At the Company's Annual Meeting of Shareholders held on June 6, 2000, the shareholders of the Company elected three directors - two Class II directors and one Class III director - and the shareholders ratified the appointment of their independent accountants for the year ending December 31, 2000.

     The matters voted upon at the Annual Meeting and the results of the voting are set forth below:

ELECTION OF DIRECTORS:                               VOTES     VOTES     BROKER
CLASS II DIRECTORS:                      VOTES FOR  AGAINST  ABSTAINED  NON-VOTES
                                         ---------  -------  ---------  ---------
    Virginia L. Pierpont                 4,338,128   18,325          -          -
    Richard W. Thatcher                  4,338,128   18,325          -          -
  CLASS III DIRECTOR:
    John E. Mitchell                     4,338,128   18,325          -          -
RATIFICATION OF INDEPENDENT ACCOUNTANTS  4,349,478    4,175      2,800          -

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits

          Exhibit 10.1 Employment agreement by and between DA Consulting Group, Inc. and John E. Mitchell dated April 4, 2000

          Exhibit  27  -     Financial  Data  Schedule

     (b)  Reports  on  Form  8-K

          No reports on Form 8-K were filed during the reporting period ended June 30, 2000.


SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                             DA CONSULTING GROUP, INC.
                                   (Registrant)

Dated: August 14, 2000     By:  /s/ John E. Mitchell
                              ----------------------------------------
                                John E. Mitchell
                                President and Chief Executive Officer

                           By:  /s/ Dennis C. Fairchild
                              ----------------------------------------
                                Dennis C. Fairchild
                                Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)