Form 10-Q
period 2000-09-30
DA CONSULTING GROUP INC
filed 2000-11-13
CIK 1051209

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR  THE  QUARTERLY  PERIOD  ENDED  SEPTEMBER  30,  2000.

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


                                   YES [X]    NO [ ]

NUMBER OF SHARES OUTSTANDING OF COMMON STOCK AS OF November 10, 2000 - 8,418,604
================================================================================

                            DA CONSULTING GROUP, INC.
                                      INDEX
                                     PART I
                              FINANCIAL INFORMATION
                                                                                          PAGE NO.
                                                                                          --------
Item  1.     Financial  Statements
             Condensed  Consolidated  Balance  Sheets  as  of  December  31,  1999
                 and  September  30,  2000  (unaudited). . .. . . . . . . . . . . . . . . . .  3
             Condensed  Consolidated Statements of Operations for the Three Months ended
                 September  30,  1999  and  2000  (unaudited. . . . . . . . . . . . . . . . .  4
             Condensed  Consolidated  Statements of Operations for the Nine Months ended
                 September  30,  1999  and  2000  (unaudited) . . . . . . . . . . . . . . . .  4
             Condensed  Consolidated  Statements of Cash Flows for the Nine Months ended
                 September  30,  1999  and  2000  (unaudited) . . . . . . . . . . . . . . . .  5
             Notes  to  Condensed  Consolidated  Financial  Statements  (unaudited) . . . . .  6

Item  2.     Management's  Discussion  and  Analysis  of  Financial  Condition
             and  Results  of  Operations. . . . . . . .. . . . . . . . . . . . . . . . . . .  9

Item  3.     Quantitative  and  Qualitative  Disclosures  About  Market  Risk. . . . . . . .  12


                                     PART II

                                OTHER INFORMATION

Item  2.    Changes  in  Securities  and  Use  of  Proceeds . . . . . . . . . . . . . . . .  13
Item 4.     Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . .  13

Item  6.    Exhibits  and  Reports  on  Form 8-K . . . . . . . . . . . . . . . . . . . . .   13

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

                                 PART  I-FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                    DA CONSULTING GROUP, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands, except share amounts)


                                                                          DECEMBER 31,  SEPTEMBER 30,
                                                                              1999         2000
                                                                          ------------  ------------
                                  ASSETS                                                (Unaudited)
                                  -----
Current Assets:
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .  $     3,406   $    326
  Short-term investments . . . . . . . . . . . . . . . . . . . . . . . .        2,389         --
  Accounts receivable - net. . . . . . . . . . . . . . . . . . . . . . .        8,578      3,759
  Unbilled revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .          434      1,203
  Income taxes receivable. . . . . . . . . . . . . . . . . . . . . . . .        2,979      1,080
  Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . . .          445      1,590
  Prepaid expenses and other current assets. . . . . . . . . . . . . . .          456        413
                                                                          ------------  ------------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . .       18,687      8,371
                                                                          ------------  ------------
  Property and equipment, net. . . . . . . . . . . . . . . . . . . . . .       12,368      8,779
  Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --        133
  Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . . .        1,464      6,041
  Intangible assets, net . . . . . . . . . . . . . . . . . . . . . . . .          399        385
                                                                          ------------  ------------
        Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .  $    32,918   $ 23,709
                                                                          ============  ============

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Current Liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     1,955   $  1,961
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,613      5,368
  Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --      3,016
  Deferred income. . . . . . . . . . . . . . . . . . . . . . . . . . . .          112         47
                                                                          ------------  ------------
      Total current liabilities. . . . . . . . . . . . . . . . . . . . .        7,680     10,392
                                                                          ------------  ------------

Shareholder's Equity:
  Preferred stock, $0.01 par value: 10,000,000 shares authorized . . . .           --         --
  Common stock, $0.01 par value: 40,000,000 shares authorized; 6,571,777 shares issued; 6,418,604 shares outstanding at December 31, 1999 and
   September 30, 2000. . . . . . . . . . . . . . . . . . . . . . . . . .           65         65
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .       29,355     29,355
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .       (1,865)   (13,291)
  Accumulated other comprehensive loss . . . . . . . . . . . . . . . . .         (795)    (1,290)
  Treasury stock, at cost: 153,173 shares at December 31, 1999 and
    September 30, 2000 . . . . . . . . . . . . . . . . . . . . . . . . .       (1,522)    (1,522)
                                                                          ------------  ------------
      Total shareholders' equity . . . . . . . . . . . . . . . . . . . .       25,238     13,317
                                                                          ------------  ------------
        Total liabilities and shareholders' equity . . . . . . . . . . .  $    32,918   $ 23,709
                                                                          ============  ============

The accompanying notes are an  integral  part  of the condensed consolidated financial  statements.

                         DA  CONSULTING  GROUP,  INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                    Three Months Ended     Nine Months Ended
                                       September  30,       September  30,
                                       1999      2000      1999      2000
                                     --------  --------  --------  ---------
Revenue . . . . . . . . . . . . . .  $15,804   $ 8,148   $61,980   $ 22,536
Cost of revenue . . . . . . . . . .    8,426     4,224    31,316     15,413
                                     --------  --------  --------  ---------
  Gross profit. . . . . . . . . . .    7,378     3,924    30,664      7,123

Selling and marketing expense . . .    1,621     1,154     5,748      3,877
Development expense . . . . . . . .      350       923     1,815      3,124
General and administrative expense.    9,012     3,739    24,238     14,262
Restructuring charge. . . . . . . .       --        --        --      3,354
                                     --------  --------  --------  ---------
  Operating loss. . . . . . . . . .   (3,605)   (1,892)   (1,137)   (17,494)
Interest income, net. . . . . . . .       92        15       309         50
Other income (expense), net . . . .       (2)       43       (90)         4
                                     --------  --------  --------  ---------
  Total other income, net . . . . .       90        58       219         54
                                     --------  --------  --------  ---------
  Loss before taxes . . . . . . . .   (3,515)   (1,834)     (918)   (17,440)
Benefit for income taxes. . . . . .   (1,318)     (950)     (326)    (6,014)
                                     --------  --------  --------  ---------
      Net loss. . . . . . . . . . .  $(2,197)  $  (884)  $  (592)  $(11,426)
                                     ========  ========  ========  =========

Basic net loss per share. . . . . .  $ (0.34)  $ (0.14)  $ (0.09)  $  (1.78)
Weighted average shares outstanding    6,419     6,419     6,452      6,419
Diluted net loss per share. . . . .  $ (0.34)  $ (0.14)  $ (0.09)  $  (1.78)
Weighted average shares outstanding    6,419     6,419     6,452      6,419

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                                      DA CONSULTING GROUP, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (In thousands)
                                             (Unaudited)

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                                    1999      2000
                                                                                  --------  ---------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (592)  $(11,426)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . .    1,758      2,413
    Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .      206     (5,722)
    Loss on sale of property and equipment . . . . . . . . . . . . . . . . . . .       41         --
    Writedown of property and equipment and reserve for leasehold
    abandonment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       --      1,935
    Changes in operating assets and liabilities:
      Accounts receivable and unbilled revenue . . . . . . . . . . . . . . . . .     (502)     4,050
      Income taxes receivable. . . . . . . . . . . . . . . . . . . . . . . . . .      270      1,899
      Prepaid expenses and other current assets. . . . . . . . . . . . . . . . .   (1,028)        43
      Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      120       (133)
      Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . .   (2,632)    (1,174)
      Deferred income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (639)       (65)
      Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .     (592)        --
                                                                                  --------  ---------
        Total adjustments. . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2,998)     3,246
                                                                                  --------  ---------
        Net cash used in operating activities. . . . . . . . . . . . . . . . . .   (3,590)    (8,180)
                                                                                  --------  ---------

Cash flows from investing activities:
  Proceeds from sale of property and equipment . . . . . . . . . . . . . . . . .       15        260
  Sales of short-term investments. . . . . . . . . . . . . . . . . . . . . . . .    7,723      2,389
  Purchases of short-term investments. . . . . . . . . . . . . . . . . . . . . .       (5)        --
  Purchases of property and equipment. . . . . . . . . . . . . . . . . . . . . .   (5,649)       (70)
                                                                                  --------  ---------
        Net cash provided by investing activities. . . . . . . . . . . . . . . .    2,084      2,579
                                                                                  --------  ---------
Cash flows from financing activities:
  Stock repurchases. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,943)        --
  Proceeds from stock option exercises . . . . . . . . . . . . . . . . . . . . .      537         --
  Proceeds from bridge loan. . . . . . . . . . . . . . . . . . . . . . . . . . .       --      2,000
  Net proceeds from revolving line of credit . . . . . . . . . . . . . . . . . .       --      1,016
                                                                                  --------  ---------
        Net cash provided by (used in)  financing activities . . . . . . . . . .   (1,406)     3,016
                                                                                  --------  ---------
Effect of changes in foreign currency exchange rate on cash and cash equivalents       72       (495)
                                                                                  --------  ---------
        Decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . .   (2,840)    (3,080)
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . .    9,971      3,406
                                                                                  --------  ---------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . .  $ 7,131   $    326
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

     Recognizing the global nature of its existing and prospective client base, the Company has built a substantial international presence. The Company is currently organized into three divisions: the Americas Division, which includes its North America operations; the EMEA Division, which includes its Europe operations; and the Asia Pacific Division, which includes its Australia and Asia operations.

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

(3)  LIQUIDITY

     The Company believes its current cash balances, the proceeds of the equity financing received on October 16, 2000, receivable-based financings and cash provided by future operations will be sufficient to meet the Company's working capital and cash needs through the foreseeable future. However, there can be no assurance that such sources of funds will be sufficient to meet these future expenses and our future needs. The Company's need for additional financing will be principally dependent on shareholder approval of the proposed equity placement announced August 3, 2000 and the degree of future market demand for the Company's services.

(4)  INCOME  TAXES

     At September 30, 2000, the Company had $7.6 million of deferred tax assets primarily consisting of unused net operating losses. The Company continues to believe it will generate sufficient taxable income to ensure realization of the benefit, accordingly, no valuation allowance has been provided.

     The benefit from the utilization of net operating loss carryforwards could be subject to limitations if significant ownership changes occur in the Company.

(5)  NOTES  PAYABLE


     The Company has an agreement with a bank, which provides for financing of eligible U.S. accounts receivable under a purchase and sale agreement. The maximum funds available under this agreement is $5 million. As of September 30, 2000, the Company had sold $0.7 million of receivables pursuant to this agreement. During March 2000, the Company obtained a credit facility from a bank with a maximum line of credit of approximately $1.0 million, based on eligible foreign accounts receivable. At September 30, 2000, the Company had drawn down $1.0 million of this line.

     On August 3, 2000, the Company signed an agreement with a private investor for the purchase of two million shares of the Company's common stock for $4.8 million and warrants to purchase up to three million shares of the Company's common stock in future periods as specified in the agreement. In connection with the agreement, the investor loaned the Company $2.0 million. This loan was unsecured and was credited towards the purchase price of shares of common stock purchased by the investor at the closing of the transaction, which was October 16, 2000.

(6)  RESTRUCTURING  CHARGE

     During the three month period ended March 31, 2000, the Company implemented a plan to address the dramatic decline in training and documentation activity for enterprise resource planning implementations. The plan consisted of regional base consolidations and downsizing of billable and non-billable personnel. Charges included the costs of involuntary employee termination benefits, write-down of certain property and equipment and reserves for leasehold abandonment. The reduction in workforce consisted of 60 billable consultants and 44 non-billable administrative personnel. Substantially all of the employee terminations were completed during the first quarter. The Company recognized approximately $1.5 million expense attributable to involuntary employee termination benefits during the first quarter, of which approximately $1.2 million has been paid at September 30, 2000. In addition the Company has reserved approximately $0.9 million related to the abandonment of leases and approximately $1.0 million related to the writedown of leasehold improvements, furniture and equipment held by its Americas division. Of the $0.9 million reserved for lease abandonment, approximately $0.6 has been paid against the reserve. At September 30, 2000, the Company believes the remaining provision is adequate to cover the future costs attributable to this plan. At September 30, 2000 an accrual of approximately $305,000 for severance pay remained related to severance contracts being paid over a 12-month period. In addition, approximately $273,000 remained accrued for future lease payments related to abandoned leases.

(7)  COMPREHENSIVE  INCOME

     Comprehensive income is comprised of two components: net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholder's equity and are excluded from net income. Other comprehensive income (loss) comprises foreign currency translation adjustments from international subsidiaries. The components of comprehensive income (loss) are listed below:

                                   Three Months Ended  Nine Months Ended
                                     September 30,       September 30,
(in thousands)                       1999      2000     1999     2000
                                   --------  --------  ------  ---------

Net loss. . . . . . . . . . . . .  $(2,197)  $  (884)  $(592)  $(11,426)
Other comprehensive income (loss)       92      (241)     72       (495)
                                   --------  --------  ------  ---------
Comprehensive loss. . . . . . . .   (2,105)  $(1,125)  $(520)  $(11,921)
                                   ========  ========  ======  =========

(8)  EARNINGS  PER  SHARE

     Basic net earnings per share has been computed based on the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share includes the number of shares issuable upon exercise of stock options, less the number of shares that could have been repurchased with the exercise proceeds, using the treasury stock method. As a result of net losses for the applicable periods, common stock equivalents were antidilutive and, accordingly, dilutive net earnings per share is the same as basic net earnings per share for such periods.

     Antidilutive stock options excluded from the diluted earnings per share calculation were 1,015,920 for the three months and nine months ended September 30, 1999 and 1,353,970 for the three months and nine months ended September 30, 2000.


(9)  GEOGRAPHIC  FINANCIAL  DATA

     Revenue and operating income (loss) from the Company's operations are presented below by operating division:

                                                          EUROPE,
                                                       MIDDLE EAST
                                          AMERICAS      & AFRICA    ASIA PACIFIC     TOTAL
(In thousands)                          -------------  ----------  --------------  ---------
THREE MONTHS ENDED SEPTEMBER 30, 1999
     Revenue . . . . . . . . . . . . .  $      8,827   $   4,076   $       2,901   $ 15,804
   Operating income (loss) . . . . . .        (2,811)       (872)             78     (3,605)
THREE MONTHS ENDED SEPTEMBER 30, 2000
     Revenue . . . . . . . . . . . . .  $      3,915   $   2,549   $       1,684   $  8,148
   Operating income (loss) . . . . . .        (1,770)         31            (153)    (1,892)
NINE MONTHS ENDED SEPTEMBER 30, 1999
     Revenue . . . . . . . . . . . . .  $     38,267   $  16,984   $       6,729   $ 61,980
   Operating income (loss) . . . . . .          (482)         38            (693)    (1,137)
   Total assets. . . . . . . . . . . .        32,105       7,714           3,498     43,317
NINE MONTHS ENDED SEPTEMBER 30, 2000
     Revenue . . . . . . . . . . . . .  $      8,508   $   8,711   $       5,317   $ 22,536
   Operating income (loss) . . . . . .       (13,956)     (2,421)         (1,117)   (17,494)
   Total assets. . . . . . . . . . . .        17,054       4,360           2,295     23,709


(10) SUBSEQUENT EVENT

     On October 16, 2000, the Company consummated the sale to Purse Holding Limited ("Purse"), a British Virgin Islands limited company, of two million shares of the Company's common stock for $4.8 million and warrants to purchase up to three million shares of the Company's common stock. The sale was effected pursuant to a Securities Purchase Agreement ("the Agreement") dated August 2, 2000, between the Company and Purse. The Agreement was approved by the Company's shareholders at a special meeting held on October 12, 2000. The Company credited its $2 million loan, received from Purse on August 3, 2000, toward the $4.8 million purchase price of the two million shares of its common stock.

     In accordance with the terms of the Agreement, the Company issued two million shares of common stock at a price of $2.40 per share and warrants to purchase (a) two million shares of common stock, exercisable until October 16, 2003, at the greater of $3.00 per share or 85% of the market price per share of common stock at the time of exercise, and (b) one million shares of common stock, exercisable for the period of time after January 1, 2002, and until October 16, 2003, at $3.00 per share.

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

RESULTS  OF  OPERATIONS.

 THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     Revenue.   Revenue  decreased by $7.7 million, or 48.4%, from $15.8 million in the third quarter of 1999 to $8.1 million in the third quarter of 2000, reflecting decreases in volume of services and a decrease in average bill rates. Revenue from the Americas Division decreased by 55.5% from $8.8 million to $3.9 million; revenue from the EMEA Division decreased by 37.4% from $4.1 million to $2.5 million; and revenues from the Asia Pacific Division decreased by 42.0% from $2.9 million to $1.7 million. The Company ended the third quarter with 306 total employees, down from 727 employees at the end of the same period of the prior year. Revenue for the third quarter of 2000 increased by 1.6% compared to revenue of $8.0 million in the second quarter of 2000 due to strong growth in the Americas division offset by loss of revenue in the EMEA and Asia Pacific divisions.

     Gross profit. Gross profit decreased by $3.5 million, or 46.8%, from $7.4 million in the third quarter of 1999 to $3.9 million in the third quarter of 2000 and increased as a percent of revenue from 46.7% in the third quarter of 1999 to 48.2% in the third quarter of 2000. The increase in the gross profit margin percentage is primarily attributable to increased staff utilization. Gross profit for the third quarter of 2000 increased by $1.1 million or 42.2% compared to the second quarter of 2000 due to increased staff utilization and a higher average bill rate.

     Selling and marketing expense. Selling and marketing expense decreased $0.5 million or 28.8%, from $1.6 million in the third quarter of 1999 to $1.2 million in the third quarter of 2000. The decrease is the result of cost reduction measures implemented during the first quarter of 2000 and reduced commissions expense related to the reduced level of sales in the third quarter of 2000 as compared to the same period of 1999.

     Development  expense.   Development  expense  increased  $0.6  million  or
163.7%, from $0.4 million in the third quarter of 1999 to $0.9 million in the third quarter of 2000. The increase in costs during the third quarter of 2000 is due to professional fees incurred for the development of the Company's web-enabled learning management system, which will be officially launched in November.

     General and administrative expense. General and administrative expense decreased by $5.3 million, or 58.5%, from $9.0 million in the third quarter of 1999 to $3.7 million in the third quarter of 2000. The decrease in expense is due primarily to a reduction in headcount in the areas of finance, administration and human resources as a result of the cost containment plans implemented during the latter half of 1999 and the first quarter of 2000.

     Operating loss. Operating loss decreased from a loss of $3.6 million in the third quarter of 1999 to an operating loss of $1.9 million in the third quarter of 2000. This decrease in loss is related to cost reduction measures taken during the first half of 2000, primarily in general and administrative expense, which offset the decrease in revenue for the third quarter of 2000 as compared to the same period of 1999.

     Other income (expense), net. Other income (expense), net changed from income of $90,000 in the third quarter of 1999 to income of $58,000 in the third quarter of 2000. Interest income, net decreased from $92,000 in the third quarter of 1999 to $15,000 in the third quarter of 2000. The decrease in interest income is due to lower cash balances available for investment.

     Benefit for income taxes. The Company's effective tax rate was 37.5% in the third quarter of 1999 compared to 51.8% in the third quarter of 2000. The increase in the effective tax rate is due to a year-to-date adjustment to the deferred tax asset in the Asia Pacific Division.

     Net loss. The Company's net loss decreased by $1.3 million from $2.2 million in the third quarter of 1999 to $0.9 million in the third quarter of 2000 for the reasons discussed above. Basic and diluted net loss per share decreased from $0.34 in the third quarter of 1999 to $0.14 in the third quarter of 2000.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     Revenue. Revenue decreased by $39.4 million, or 63.6%, from $62.0 million for the nine months ended September 30, 1999 to $22.5 million for the nine months ended September 30, 2000, reflecting decreases in volume of services and a decrease in average bill rates. Revenue from the Americas Division decreased by 77.8% from $38.3 million to $8.5 million; revenue from the EMEA Division decreased by 48.7% from $17.0 million to $8.7 million; and revenue from the Asia Pacific Division decreased by 21.0% from $6.7 million to $5.3 million. While the market for enterprise resource planning software began recovering in the fourth quarter of 1999, the Company began seeing recovery in the second quarter of 2000, as the Company's revenue generally lag the software sale from three to nine months.

     Gross profit. Gross profit decreased by $23.5 million, or 76.8%, from $30.7 million for the nine months ended September 30, 1999 to $7.1 million for the nine months ended September 30, 2000 and decreased as a percent of revenue from 49.5% in 1999 to 31.6% in 2000. The decrease in the gross profit margin percentage is primarily attributable to decreased staff utilization and lower hourly bill rates.

     Selling and marketing expense. Selling and marketing expense decreased $1.9 million or 32.6%, from $5.7 million for the nine months ended September 30,1999 to $3.9 million for the same period of 2000. The decrease is the result of cost reduction measures implemented during the first quarter of 2000 and reduced commissions expense related to the reduced level of sales for the nine months ended September 30, 2000 as compared to the same period of 1999.

     Development expense. Development expense increased $1.3 million or 72.1%, from $1.8 million for the nine months ended September 30, 1999 to $3.1 million for the nine months ended September 30, 2000. The increase in costs during the nine months ended September 30, 2000 is due to professional fees incurred for the development of the Company's web-enabled learning management system, which will be officially launched in November. The Company expects development costs related to the web-enabled learning management system to be lower during the remainder of the year. These costs were offset in part by reduced headcount as a result of cost containment plans implemented during the latter half of 1999 and the first quarter of 2000.

     General and administrative expense. General and administrative expense decreased by $10.0 million, or 41.1%, from $24.2 million for the nine months ended September 30, 1999 to $14.3 million for the nine months ended September 30, 2000. The decrease in expense is due primarily to a reduction in headcount in the areas of finance, administration and human resources as a result of the cost containment plans implemented during the latter half of 1999 and the first quarter of 2000. In addition facilities costs were reduced by approximately $1.7 million by consolidating locations during the nine months ended September 30, 2000.

     Restructuring Charge. During the three month period ended March 31, 2000, the Company implemented a plan to address the dramatic decline in training and documentation activity for enterprise resource planning implementations. The plan consisted of regional base consolidations and downsizing of billable and non-billable personnel. Charges included the costs of involuntary employee termination benefits, write-down of certain property and equipment and reserves for leasehold abandonment. The reduction in workforce consisted of 60 billable consultants and 44 non-billable administrative personnel. Substantially all of the employee terminations were completed during the first quarter. The Company recognized approximately $1.5 million expense attributable to involuntary employee termination benefits during the first quarter, of which approximately $1.2 million has been paid at September 30, 2000. In addition the Company has reserved approximately $0.9 million related to the abandonment of leases and approximately $1.0 million related to the writedown of leasehold improvements, furniture and equipment held by its Americas division. Of the $0.9 million reserved for lease abandonment, approximately $0.6 has been paid against the reserve. At September 30, 2000, the Company believes that the remaining provision is adequate to cover the future costs attributable to this plan. At September 30, 2000 an accrual of approximately $305,000 for severance pay remained related to severance contracts being paid over a 12-month period. In addition, approximately $273,000 remained accrued for future lease payments related to abandoned leases.

     Operating loss. Operating loss increased from $1.1 million for the nine months ended September 30, 1999 to $17.5 million for the same period of 2000. The increase resulted from rapid decreases in revenue beginning in the third quarter of 1999, resulting in lower expense coverage during nine months ended September 30, 2000 as compared to the revenues in the same period of 1999.

     Other income (expense) net. Other income (expense), net changed from $219,000 for the nine months ended September 30, 1999 to $54,000 for the same period of 2000. Interest income, net decreased from $309,000 for the nine months ended September 30, 1999 to $50,000 for the same period of 2000. The decrease in interest income is due to lower cash balances available for investment.

     Benefit for income taxes. The Company's effective tax rate was 35.5% for the nine months ended September 30, 1999 compared to 34.5% for the nine months ended September 30, 2000. The decrease in the effective rate is the result of certain nondeductible foreign operating losses.

     Net loss. The Company's net loss increased by $10.8 million from $0.6 million for the nine months ended September 30, 1999 to $11.4 million for the nine months ended September 30, 2000 for reasons discussed above. Basic and diluted net loss per share increased from $0.09 for the nine months ended
September  30,  1999  to  $1.78  for  the  same  period  of  2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Since its inception, the Company has historically financed its operations with cash flow from operations, supplemented by the issuance of common stock and short-term borrowings under revolving line of credit arrangements.

     The Company's cash and cash equivalents were $0.3 million at September 30, 2000, compared to $3.4 million at December 31, 1999. The Company's working capital deficit was $2.0 million at September 30, 2000 compared to working capital surplus of $11.0 million at December 31, 1999.

     The Company's operating activities required cash of $8.2 million for the nine months ended September 30, 2000, compared to $3.6 million used in operations for the same period in 1999. The increase in cash used in operations resulted primarily from operating losses incurred in the nine months ended September 30, 2000 and increase in deferred income taxes offset by a reduction in accounts receivable and income taxes receivable.

     Investing activities provided cash of $2.6 million in the nine months ended September 30, 2000, compared to cash provided of $2.1 million for the same period in 1999. During the nine months ended September 30, 2000, $2.4 million was provided by the sale of short-term investments. During the same period of 1999 the Company had net sales of short-term investments of $7.7 million, offset by $5.6 million of purchases of property and equipment.

     Financing activities provided cash of $3.0 million for the nine months ended September 30, 2000 as a result of a bridge loan of $2 million provided by Purse Holdings, Limited. In addition, the Company borrowed $1.0 million on a short-term line of credit during the period. During the same period of 1999, financing activities used cash of $1.4 million as a result of the Company repurchasing 200,000 shares of common stock for $1.9 million offset by $0.5 million in proceeds from stock option exercises.

     The Company has an agreement with a bank, which provides for financing of eligible U.S. accounts receivable under a purchase and sale agreement. The maximum funds available under this agreement is $5 million. As of September 30, 2000, the Company had sold $0.7 million of receivables pursuant to this agreement. During March 2000, the Company obtained a credit facility from a bank with a maximum line of credit of approximately $1.0 million, based on eligible foreign accounts receivable. At September 30, 2000, the Company had drawn down $1.0 million of this line.

          On October 16, 2000, the Company consummated the sale to Purse Holding Limited ("Purse"), a British Virgin Islands limited company, of two million shares of the Company's common stock for $4.8 million and warrants to purchase up to three million shares of the Company's common stock. The sale was effected pursuant to a Securities Purchase Agreement ("the Agreement") dated August 2, 2000, between the Company and Purse. The Agreement was approved by the Company's shareholders at a special meeting held on October 12, 2000. The Company credited its $2 million loan, received from Purse on August 3, 2000, toward the $4.8 million purchase price of the two million shares of its common stock.

     Capital expenditures for the 2000 have been scaled back significantly due to a temporary decline in the market for the Company's services.

     The Company believes its current cash balances, the proceeds of the equity financing received on October 16, 2000, receivable-based financings and cash provided by future operations will be sufficient to meet the Company's working capital and cash needs through 2001. However, there can be no assurance that such sources of funds will be sufficient to meet these future expenses. The Company's need for additional financing will be principally dependent on the degree of future market demand for the Company's services.

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



ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company from time to time, holds short-term investments, which consist of variable rate municipal debt instruments. The Company uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in market interest rates may have on the fair value of the Company's investments. At September 30, 2000, the Company did not hold any short-term investments.

                            DA CONSULTING GROUP, INC.

                            PART II-OTHER INFORMATION


ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     On October 16, 2000, the Company consummated the sale to Purse Holding Limited ("Purse"), a British Virgin Islands limited company, of two million shares of the Company's common stock for $4.8 million and warrants to purchase up to three million shares of the Company's common stock. The sale was effected pursuant to a Securities Purchase Agreement ("the Agreement") dated August 2, 2000, between the Company and Purse. The Agreement was approved by the Company's shareholders at a special meeting held on October 12, 2000. The Company credited its $2 million loan, received from Purse on August 3, 2000, toward the $4.8 million purchase price of the two million shares of its common stock.

     In accordance with the terms of the Agreement, the Company issued two million shares of common stock at a price of $2.40 per share and warrants to purchase (a) two million shares of common stock, exercisable until October 16, 2003, at the greater of $3.00 per share or 85% of the market price per share of common stock at the time of exercise, and (b) one million shares of common stock, exercisable for the period of time after January 1, 2002, and until October 16, 2003, at $3.00 per share.

     These issues did not involve an underwriter. The Company considers these securities to have been offered and sold in transactions not involving a public offering and, therefore, to be exempted from the registration under Section 4(2) of the Securities Act of 1933, as amended.



ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     At the Company's Special Meeting of Shareholders held on October 12, 2000, the shareholders of the Company voted on the following matter:

     Approval of the Securities Purchase Agreement ("the Agreement") between the Company and Purse Holding Limited ("Purse"), a British Virgin Islands limited company, dated August 2, 2000 and in connection with to approve, (i) the issuance to Purse of two million shares of common stock, (ii) the issuance to Purse of warrants to purchase up to three million shares of common stock and the exercisability thereof, and (iii) approve the Board of Directors representation rights granted to Purse, all as set forth in the Agreement.


     The voting results were as follows:

                                          VOTES       VOTES
                        VOTES FOR        AGAINST    ABSTAINED
                        ---------        -------    ---------
                        3,517,036      486,245        74,900



ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits

          Exhibit  27  -     Financial  Data  Schedule

     (b)  Reports  on  Form  8-K

          On August 4, 2000, the Company reported that it had signed a definitive agreement relating to the purchase by a private investor of two million shares of the Company's common stock for $4.8 million and warrants to purchase up to three million shares of the Company's common stock.

          On October 27, 2000, the Company reported that it had consummated the sale to Purse Holding Limited, two million shares of the Company's common stock for $4.8 million and warrants to purchase up to three million shares of the Company's common stock.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DA CONSULTING GROUP, INC.
                                            (Registrant)

Dated: November 13, 2000          By:       /s/  John E. Mitchell
                                     -------------------------------------
                                                John E. Mitchell
                                      President and Chief Executive Officer

                                 By:       /s/  Dennis C. Fairchild
                                     -------------------------------------
                                                Dennis C. Fairchild
                                Chief Financial Officer, Secretary and Treasurer
                                  (Principal Financial and Accounting Officer)