Form 10-K
period 2000-12-31
DA CONSULTING GROUP INC
filed 2001-04-02
CIK 1051209

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                           Commission File No.00-24055
                            DA CONSULTING GROUP, INC.
               (Exact name of registrant as specified in charter)

TEXAS                                                       76-0418488
(State  or other jurisdiction of                            (IRS employer
incorporation  or  organization)                            identification  No.)

ONE  EXETER  PLAZA,  4TH  FLOOR
BOSTON,  MASSACHUSETTS                                      02116
(Address  of principal executive office)                    (Zip Code)

      Registrant's telephone number, including area code:   (617) 375-2800

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
Yes  X  No
    ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     As of March 29, 2001 the aggregate market value of the voting stock held by non-affiliates was $5,060,000.
     As  of  March  30, 2001, 8,418,604 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the definitive Proxy Statement for the 2001 Annual Meeting of Stockholders of DA Consulting Group, Inc. are incorporated by reference in Part III of this report.
================================================================================

                                       DA CONSULTING GROUP, INC.
                                               FORM 10-K

                                           TABLE OF CONTENTS

                                                PART I

Item 1.     Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
Item 2.     Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
Item 3.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
Item 4.     Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . .  15


                                                PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters  . . . . . .  15
Item 6.     Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.  17
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . .  23

Item 8.     Financial Statements and Supplementary Data. . . . . . . . . . . . . . . . . . . . . .  23

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure .  23


                                               PART III

Item 10.    Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . .  23
Item 11.    Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24
Item 12.    Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . .  24
Item 13.    Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . .  24


                                               PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . . . . . .  24

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26

                                     PART I

ITEM  1.     BUSINESS

     DA Consulting Group, Inc. ("DACG(TM) together with its subsidiaries, the "Company") is a leading international provider of employee education and software solutions to companies investing in business information technology. Through its offices in seven countries, DACG delivers customized services for:

     - documentation and training necessary for implementation of extended enterprise software applications;
     - technical and non-technical employee education and continuous learning programs;
     - e-Learning applications such as computer-based-training and learning management systems; and
     - consulting on human resource management, change management and change communications.

     Since 1988, the Company has provided services to over 650 clients, including more than 125 of the Fortune Global 500. Customers have included companies such as Guinness, Compaq, BASF, Nabisco, Eastman Kodak, Corning Consumer Products, Scott Paper Limited, Comp USA, Great Spring Water of America (Perrier Worldwide) and McKessonHBOC. The Company's client base is diversified, with its largest client representing less than 8% of the Company's revenue in 2000. Recognizing the global nature of the information technology market and the importance of being able to serve multi-national clients, the Company has built a substantial international presence and provides services in North America, Europe and Asia-Pacific. The Company has offices in the U.S., Canada, United Kingdom, France, Germany, Australia and Singapore.

     DACG was founded in 1984 in Houston, Texas as an employee support company providing documentation services to the oil and gas industry. In 1988, the Company expanded its employee support services to include training in connection with one of the first major English language installations of SAP AG software in the world. During the 1990's, enterprise resource planning (ERP) represented the substantial market opportunity for the Company's services. DACG made ERP end-user support its primary focus. In 2000, revenue from clients implementing SAP software represented 90% of the Company's billed consulting revenue. By focusing on end-user support services, the Company has been successful in institutionalizing its knowledge base and has developed proprietary content and reference materials, the DA Foundation(TM), that are applied in developing customized solutions for each client. DACG has also developed DA
Cornerstone(TM), the Company's methodology for delivering consistently high quality service to its clients. DACG has broadened its complement of end-user support services by also providing Customer Relationship Management (CRM) solutions for the major CRM applications, including SAP, Vantive and Seibel systems. During the fourth quarter of 2000, the Company introduced its web-based learning management system - Dynamic IQ(TM), a flexible learning environment for web-enabled, extended-enterprise continuous learning solutions.

MARKET

     DACG participates in three marketplaces - education, software and end-user support for applications in enterprise resource planning (ERP), customer relationship management (CRM) and e-Learning. According to industry experts, these markets had a combined value in excess of $8 billion, worldwide in 2000. Growth of these marketplaces is estimated at a compound 11% for ERP, 33% for CRM and more than 60% for e-Learning. There are many service providers in the education and end-user support markets and the providers that directly compete with the Company include software developers, computer training companies, consulting firms, and internet-based learning companies. DACG also has competitive pressure from large international system integrators and technology vendors that provide end-user support programs to supplement their proprietary software.

     The Company's growth in past years was directly impacted by the significant growth experienced within the ERP market for first time implementations. DACG's ability to increase revenue in the ERP and CRM training markets is directly correlated to the respective new and upgrade ERP and CRM license sales in the countries in which it operates. The Company believes the turn-down in the ERP marketplace in the second half of 1999 and through the first half of 2000 was caused by the diversion of resources to Y2K compliance. This resulted in a significantly negative impact on the demand for DACG's services. The worldwide trend for ERP solutions has moved towards upgrades that take advantage of web-enabled software and applications which link the back-office with the front-office and the extended enterprise. Growth in Europe is additionally driven by the regulatory need for companies operating within the European Monetary Union (EMU) region to implement EMU-compliant systems by February 2002.

     Most of DACG's current revenue stems from major upgrades to ERP systems as well as new implementations of CRM applications. DACG is deriving proportionately increased revenue from its proprietary software applications, including electronic performance support systems, computer-based learning and CD-ROM based learning applications.

     E-Learning is a major new marketplace for DACG. The marketplace is divided into software, content and services and there are few companies providing complete solutions across all three areas. Software includes learning management systems (LMS) as well as computer-based-training (CBT) applications and virtual classrooms. Content services are further divided into technical or "hard" skills and non-technical or "soft" skills. Services include technical implementation, content customization and human resource consulting. Most growth is forecast to occur in services and in soft skills content.

     During 2000, the Company invested significantly in the development of its own proprietary learning management system, Dynamic IQ(TM). The Company intends to leverage its relationship with the world's largest companies to drive implementations of its software and related services. In the fourth quarter of 2000, the Company signed an agreement with SkillSoft to distribute their soft skills content via its LMS implementations. The Company expects to sign further content distribution agreements during 2001.

BUSINESS  STRATEGY

     The Company's mission is to enable the Global Fortune 2000 to transform into continuous learning organizations through the deployment of education, change management programs and supporting infrastructure and learning applications. Its execution strategy revolves around profitable growth and diversification within its chosen markets and the niche of corporate adult education.

Grow  Core  Business  and  Diversify  into  Related  Applications

     The core of the Company's business will continue to be professional consulting services for employee development and performance support for technology systems implementations. DACG will continue to support the roll-out of back office systems such as SAP, PeopleSoft, J. D. Edwards, and Oracle software, as well as increasing services in front office systems such as customer relationship management. As SAP is the largest ERP vendor and the Company has a significant portion of current core business in SAP training, the Company's business is dependent on the continued success of SAP.

     At $2.8 billion in 2000, the CRM training marketplace has overtaken the ERP training marketplace in size and is forecast to grow at a compound 33% through to 2004. While there is a need for CRM technology implementation training, most growth will occur in the areas of CRM soft skills - areas such as negotiation skills and customer care. DACG will be positioning its CRM offering alongside its soft skills e-Learning content and its Dynamic IQ(TM) learning management system in order to capitalize on this growth opportunity. The Company was engaged in three CRM projects during 2000 and expects the proportion of its revenue derived from CRM engagements to increase during 2001.

     The Company maintains offices in the three principal geographies of North America, Europe and Asia-Pacific. DACG believes that it must continue with a global presence in order to attract contracts from multi-national and global companies. During 2000, the Company ceased operations in South Africa, Mexico and Latin America, preferring to focus management attention on the developed economies where consulting services are most highly valued.

     The market for the Company's core business has broadened from the Fortune Global 500 to include the Fortune 2000, and during 2001 the Company plans to diversify further into the middle market.

Maintain  Independence  and  Leverage  Existing  Client  Relationships

     The Company provides its consulting and software services independent of the marketplace for ERP, CRM and e-Learning solutions providers. The Company provides its customers with solutions that are best suited to their environment, budget and technological preferences. DACG continues to work with SAP, PeopleSoft, Centra, Interwise and other companies in the deliverance of its solutions.

     Over nearly two decades, DACG has provided services to more than 650 of the global Fortune 2000 companies. A key component of DACG's strategy is to leverage these relationships, particularly as these companies determine strategies to transform into continuous learning organizations. Relationships with these companies have proven to be a key source of business leads and referrals. During 2000, around 50% of DACG's business was derived from past or existing customers. The Company believes that its brand recognition and reputation are important assets in the learning marketplaces and are key differentiators with its e-Learning competitors. The main benefit of DACG's market position is translated into a proportionately lower need to spend on sales and marketing.

Diversify  into  e-Learning

     The Company will diversify into e-Learning applications through rapid deployment of its Dynamic IQ(TM) learning management software. DACG is also developing Human Resource (HR) services for performance-related employee and extended enterprise management. Additionally, the Company is developing relationships with content providers, such as SkillSoft, to provide a complete range of e-Learning solutions.

     The corporate e-learning marketplace is currently estimated to be $1.7 billion in the U.S. alone and is forecasted to grow to $11 billion by 2003, which is an estimated compound annual growth rate (CAGR) of 65%. Industry estimates put the European marketplace for e-Learning services at $4 billion by 2004. Development of the company's web-based learning system, Dynamic IQ(TM), was the major focus for the research and development department during 2000. The company launched Dynamic IQ(TM) during the fourth quarter of 2000. The Company installed its first beta site with a client in France during the first quarter of 2001 and expects to derive an increasing proportion of its revenue from e-learning software, services and content.

PRODUCTS  AND  SERVICES

     The Company delivers employee support solutions designed to maximize the return on clients' business information technology investments while taking into account each client's individual needs, resources, and requirements. New business software has a significant direct impact on the working patterns of a corporation, which must be managed in relation to both implementation of the software and support of that software over time. The Company performs a thorough review of the procedures and jobs that employees will need to perform and uses this information to develop the requisite end-user support solution for the client. The Company offers DA Passport for clients to provide their employees context-sensitive help on-demand at their desktop computers. Such solutions utilize the Company's proprietary methodology, DA Cornerstone(TM), in the delivery of services consisting of change communications, education, and performance support programs developed by the Company.

Learning  and  Change  Management

     During 2000, DACG expanded its change communication services to provide consulting in change management as companies transform into learning organizations. Companies transforming themselves into continuously learning organizations commit themselves to long term change. Clients' employees are affected by this change, seeing it on the desktop in the form of new software functionality and in day-to-day business activities in the form of new procedures and policies. Typical approaches to managing this change focus on establishing executive management support. However, the key to successful cultural transformation is obtaining the support of employees and those within the extended enterprise, such as customers and suppliers. Effective utilization of technology is critical to the success of the learning organization. Common change communications deliverables provided by the Company to its clients include kick-off meetings and speeches, facilitated collaborative work groups, multimedia presentations, video presentations, and newsletters. These deliverables, in addition to providing critical information, help to ensure a successful and ongoing cultural transformation.

Education

     The Company develops educational programs specific to each client's needs, taking into account the client's infrastructure and resources, the scope of the client's information technology system, and the client's language and cultural requirements. In order to influence the way an employee works and optimizes his or her utilization of a new system, educational programs are developed that focus on specific end-user job responsibilities, as well as on the overall business processes that impact the end-user. In developing educational content for a client, the Company utilizes its DA Foundation(R) library, which contains training content to address job roles and processes common to complex business software.

     The Company consults with the client to determine the appropriate media to use for delivering the educational content: instructor-led training, computer-based training, and/or distance learning. Virtually all the Company's clients utilize instructor-led training courses, which the Company customizes to meet the particular client's specifications and needs.

     Many companies, particularly those with large and geographically dispersed operations, are increasingly seeking ways to use computer-based training to decrease costs and minimize employee time away from the job. DACG offers both custom and standardized computer-based training modules, utilizing the resources of the DA Foundation library and standardized courseware co-developed with SmartForce as well as soft skills from SkillSoft.

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

Web-based  Learning  Management  System:  Dynamic  IQ(TM)

     Dynamic IQ is designed to optimize an organization's learning and development process in order to maximize individual performance and achieve defined business objectives. It is a customizable, collaborative and interactive system that will help organizations make their investment in employee development more efficient, effective and at a lower cost, while helping individuals meet their career goals.

     Dynamic IQ is designed to track and enhance employee performance, learning and development through systematic assessment testing and engaging interactive online content. The primary objective of Dynamic IQ is to leverage web-based technologies to give enterprises a competitive advantage by increasing measurable workforce performance through competency-based training and tracking tools.

     DACG's competency-based approach to specific training links employees to the roles they perform. Dynamic IQ is designed around building specialized learning plans to provide targeted courseware and support learning objects applicable to each employee's job role. For example, when a student enters the system, it displays a personalized development plan, listing only those courses required to help the individual meet his or her performance goals.

     DACG's  unique  approach  includes:

     - Customizable web-front end where the users will log in, view personalized development plans based on their role in the organization, as well as register, enroll, launch courses and take associated assessments.
     - A web-based learning management system that will manage both customized and generic content.
     - An Open-architecture developed on a JAVA-based framework to ensure flexibility and compatibility with interfaces to ERP and other legacy systems.
     - Full spectrum of consulting services on education, performance, and technical issues concerning:

          -    Pre-  and  post-assessment  of  employee  abilities;
          -    Performance  measurements;
          - Migration of the client's proprietary training information into web-based environment;
          - Technical systems integration to connect Dynamic IQ to the client's human resources system;
          -    Customization  of  the  web  front  end;
          -    Customization  of  the  content;
          - Partnership service to gather third-party courseware the client would like to license; and
          -    Maintenance  support.

     Dynamic IQ is completely scaleable and customizable to meet the needs of both Fortune 2000 and small-to-medium size enterprises. It is suitable for both a small training rollout, requiring only a few hours of training and minimal IT involvement, or larger-scaled implementations with expansive learning needs.

CLIENTS  AND  REPRESENTATIVE  ENGAGEMENTS

     The Company provides custom support solutions around the world to large and mid-sized companies, many of which have information intensive, multinational operations. The Company has provided services to more than 650 clients, including many of the world's leading corporations in a broad range of industries such as oil and gas, technology, pharmaceutical and chemicals, utilities and telecommunications, consumer products, and manufacturing. The following is a selection of DACG's 2000 clients and representative engagements.

BIC  Consumer  Products  (BIC)

     BIC Consumer Products is a division of BIC USA Inc., a subsidiary of Societe BIC of France. BIC is one of the world's leading providers of consumer goods such as stationery, lighters and shavers. DACG was chosen to help BIC educate over 400 of its employees in the United States on the newly implemented JD Edwards OneWorld system. DACG performed a detailed training needs analysis, and developed a highly targeted and customized training program utilizing DACG's Cornerstone Methodology, a phased and flexible guideline used to develop education programs unique to each client that has been used in over 750 implementations worldwide. During the course of the six month project, DACG developed customized training materials and tools that were delivered in various forms, including instructor led in a classroom setting, over the company's intranet and through computer based courseware.

BP  Amoco

     BP Amoco is the third largest integrated energy company in the world. BP Amoco turned to DACG for help in educating over 600 employees on their PeopleSoft implementation which focused on multiple modules specific to accounting. DACG developed computer based training courses, quick reference guides, help cards and documentation exercises that were delivered via classroom training sessions, the intranet and to BP Amoco's "Super Users"; internal employees devoted to learning specifics about the software and responsible for assisting less experienced colleagues during and after implementation. BP Amoco was directed to DACG through the Company's reputation as a dependable provider of exceptional training and education services.

EDEKA  Minden-Hannover  (EDEKA)

     EDEKA is one of the largest supermarket chains and food wholesalers in Germany. During the fiscal year ending December 31, 1999, their turnover equaled approximately 7 billion DEM. EDEKA decided to use the SAP 4.6c RETAIL solution in 2000 to completely integrate its main functional areas such as Finance, Controlling and Material Management into one system, to accomplish the ultimate results in Material Management and Data Integration. EDEKA chose DACG to educate over 800 users in 30 locations throughout Germany because of the Company's proven competence and focus on the education of the end user. DACG performed an initial training needs analysis and developed a targeted training concept, delivering on-line help and documentation solutions on over 300 transactions and 60 business processes. DACG also developed customized courses, reference based training and a train-the-trainer program aimed at educating approximately 12 EDEKA employees to deliver future training programs based on materials developed by DACG. Currently, this is the largest RETAIL implementation in Europe.

Siemens  Information  and  Communication  Mobile  LLC  (Siemens)

     Siemens is a leading provider of multi-line, multi-user expandable cordless phone systems in the United States, and is a subsidiary of Siemens Corporation, a global leader in electrical engineering and electronics. During the year 2000, Siemens realized the need to upgrade their enterprise resource planning system, SAP, and turned to DACG to support their Communication Devices Digital Products division's upgrade from SAP R/3 to the more user-friendly version, SAP
4.6. Upon completion of a thorough needs analysis, DACG devised a unique, multi-faceted learning program for Siemens. DACG developed business process flows, walk through workbooks and help cards as well as provided Siemens with its highly acclaimed SAP 4.6 web-based training CD-ROM. Upon completion of development of these materials, DACG delivered these tools to selected individuals within Siemens who then performed the necessary training and education of the division.

     The Company's ten largest clients, in the aggregate, accounted for approximately 31%, 38%, and 55% of its billed hour revenue in 1998, 1999, and 2000, respectively. No single client of the Company accounted for more than 8% of the Company's revenue in 2000.

     The following is a sample list of clients that the Company provided services for during 2000:

      24/7                        Eirecom               Nokia
      Air Products                George Western Foods  Normandy Mining
      Australian Broadcasting     Georgia-Pacific       Nova Chemicals
      Australian Defence Finance  Gillette              Perrier
      Burton's Biscuits           Gleason Corporation   Philips Petroleum
      China Light and Power       Lloyds TSB            Singapore International Airlines
      Compaq                      Montell               Toyota of Australia
      Dun & Bradstreet            NatSteel              Unilever

COMPANY  ORGANIZATION  AND  PROJECT  MANAGEMENT  METHODOLOGY

Organization

     The Company is organized around three principal operating divisions: the Americas Division, which includes its operations in the USA and Canada; the Europe Division, which includes its operations in the UK, France and Germany as well as mobile services provided in other European countries; and the Asia Pacific Division, which includes its operations in Australia and Singapore as well as mobile services provided in Asia.

     Within each division there are administrative, sales and marketing and operations functions. Administration consists of finance and planning, and operations performs all of the functions of the consulting services and product implementation and support.

     The Company has two corporate functions: research and development and corporate management. Research and development is responsible for on-going support of software products as well as the development of new products such as Dynamic IQ. Corporate management consists of the offices of the CEO, CFO, COO and investor relations.

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

     Prototype and  When  the strategies are approved, DACG designs deliverables
     Design: and sets up appropriate development strategies. The client must approve the strategic program design.

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

SALES  AND  MARKETING

     The Company generates business through a field sales force that sells directly and pursues referrals and trade show leads. In addition, the Company co-markets, in the form of joint sales calls and marketing materials, with SAP, PeopleSoft and other ERP vendors, Interwise Ltd., SkillSoft UK Limited and others.

     The Company's direct sales efforts are performed worldwide by its 22 full-time sales personnel, each of whom has either a branch territory or regional focus. The sales personnel generate leads from several sources, including referrals from the Company's existing clients and from attendance at industry trade shows. Among its sales and marketing efforts, the Company's sales force has presented the Company's expertise at SAPPHIRE, the annual SAP America conference for SAP service providers and end-users. The Company also participates and has an opportunity to demonstrate its expertise at conferences around the world with all leading ERP vendors as well as the numerous e-Learning conferences. The Company also uses Internet-based marketing, tele-marketing, direct mail, corporate presentations, joint marketing events, and networking through regional business communities to generate potential sources for new business. In 2001, the Company plans to focus its marketing on the ERP, CRM and e-Learning marketplaces.

     The Company's strategic business alliances, including relationships the Company maintains with SAP, PeopleSoft, J.D. Edwards, and Interwise, are a source of new business. DACG is recognized by SAP, PeopleSoft, and J.D. Edwards as a preferred or qualified provider of end-user support services. DACG is recognized as a Global Consulting Partner and a mySAP.com Global Consulting Partner by SAP and a Global Education Services Alliance Partner by PeopleSoft. In addition, the Company develops and delivers to potential clients, joint proposals in collaboration with these business alliance partners, with the proposals covering software applications, software implementation services, and end-user support solutions. The Company has been successful in obtaining new business through these joint proposals. During 2000, DACG continued to expand its capability to develop and manage partnerships. This expanded capability has shown signs of bringing a larger partner community onboard with an expanded focus, including not only referral selling, but true value-added reseller relationships. In this capacity, DACG will look to create bi-directional revenue derived from partners selling DACG products and services and by DACG reselling partner products and services.

     Through a business alliance with InterWise Ltd., the market leader in business-to-business live e-Learning, the Company will integrate InterWise Millennium with its new e-Learning application, Dynamic IQ, the Company's total learning management environment launched in the fourth quarter of 2000. InterWise Millennium is a software-based solution enabling the transfer of information, relationship management with customers, partners, suppliers and distributors, into the client's organizational learning system. This agreement enables the Company to provide the latest technological innovation in e-Learning, allowing the Company to offer its courseware quickly and efficiently, regardless of the time of day or location of instructors.

     Through a business alliance with SkillSoft UK Limited, the Company offers its clients the option of more than 400 e-Learning courses. These courses span twenty various curricula, including but not limited to, management, leadership, communication, customer service, finance, marketing and sales. The addition of these courses enhances the Company's bank of courseware and job aids available, securing a more robust education solution for the client.

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

RECRUITING  AND  PROFESSIONAL  DEVELOPMENT

     As of March 31, 2001, DACG's personnel consisted of 263 billable employees, 29 sales and marketing personnel, 7 development staff and 40 administrative employees. The Company believes that its success depends mainly on its ability to attract, retain, and motivate talented, creative, and professional employees at all levels. For core business, the Company seeks to hire personnel with prior consulting experience in end-user education programs, education professionals with a background in information technology, and information technology professionals with education or communication program experience. Strong project management, analytical and communications skills and international experience are also considered. For the new programs such as e-learning and e-business, the company seeks individuals with systems design, web design, and system architecture capabilities. Recruiting is coordinated company-wide through the Company's human resources department.

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

During 2000, the Company rolled-out its internal implementation of a learning management system, eCampus, based on its Dynamic IQ platform. Additionally, the company is providing employees with access to SkillSoft courses as part of its commitment to distribute SkillSoft content. All employees have received training on e-Campus and are developing personal development plans, including mentoring programs.

RESEARCH  AND  DEVELOPMENT

     DACG established a research and development department in 1995 to support and maintain its end-user support content and consulting methodologies. During 2000, the primary focus of this department was the development of Dynamic IQ, a virtual learning environment with complementary consulting services, ongoing maintenance of DA Passport, DA Foundation, and the Company's proprietary toolset used for rapid deployment of end-user support solutions. The department is also responsible for developing computer-based training in collaboration with SmartForce and Centra Software.

     The Company's research and development department continually applies technology developments to the Company's content and tools. As technology advances, DACG has kept pace, expanding its deliverables from traditional hard copy materials and instructor led training to include on-line documentation, multimedia training, employee performance support systems, distance learning and web-based education and performance support solutions. The Company will maintain its commitment to innovative and collaborative research and development and anticipates a broadening of this function through partnering in 2001.

COMPETITION

     The global markets for end-user performance support services for business information technology and e-Learning services are large, highly fragmented, change rapidly, and are subject to low barriers to entry. DACG has various market areas for competition, including:
     - Competition from the ERP software developers and other applications developers, which includes the software that DACG trains on, including SAP and other vendors;
     - Competition from large international systems integrators, such as the consulting practices of the large international accounting firms, which are focused principally on systems integration and implementation but also provide end-user support as a secondary service;
     - Competition from the professional services groups of many large technology and management consulting companies and a large number of smaller organizations that specialize in employee support services, generally serving a limited geographic area and having a smaller base of technical and managerial resources;
     - Competition as clients may elect to use internal resources to satisfy their needs for training services the Company provides; and
     - In e-learning, the company faces a number of competitors in the form of software start-ups, established software companies and consulting companies as well as other niche operators.

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

     Dynamic IQ(R), DA Foundation(R), DA Team Teach(R) and DA Consulting Group(R) are registered trademarks and/or service marks of the Company. The Company also claims common law trademark rights in DACG and design (new), the globe and temple logo, Fast Implementation Toolkit(TM), Fast Implementation Toolset(TM), DA Cornerstone(TM), and DA Passport(TM), for each of which the Company has filed an application for registration in the United States Patent and Trademark Office. Furthermore, the Company claims common law trademark rights in DACG(TM), DA FIT/Fast Implementation Toolkit(TM), FastED(TM), DA ASK(TM), DA Quickweb(TM), and the slogan mark "Solutions for People and Technology"(TM), but as to these has decided at present not to file applications for trademark registration. The Company holds no patents. The Company has registered the copyright in the computer programs titled "DA Basic Skills Training for SAP R/3" and "DA Basic Skills Training for SAP R/3 v2.0 US." The Company also claims the copyright in numerous other works and may elect to register such copyrights on a case-by-case basis.

RISK  FACTORS

Our  business  operations  are  dependent  on  SAP  and the ERP software market.

     A substantial portion of our revenue is derived from the provision of end-user support services in connection with ERP software implementations by our clients. These relationships and authorizations are generally subject to termination on short notice. In addition, these licensors could further modify their software in order to make the implementation cycles for its new releases shorter and less complicated, thereby possibly reducing the need for customized end-user support, or they could increase their provision of end-user support services for their software applications. They could also cease referring us to their customers as a provider of end-user support services. Any one or more of these circumstances could have a material adverse effect on our business and revenue.

We  may  not  be  able  to  keep  up  with  rapid  technological  changes.

     Our future success will depend on our ability to gain expertise in technological advances, such as the latest releases from ERP software vendors, and to respond quickly to evolving industry trends and client needs. Our efforts to gain technological expertise and to develop new technologies require us to incur significant expense. There can be no assurance that we will be successful in adapting to these advances in technology or in addressing changing client needs on a timely basis. In addition, there can be no assurance that the services or technologies developed by others will not significantly reduce demand for our services or render our services obsolete. Any significant reduction in the demand for our services will have a material adverse effect on our results of operations.

Our  stock  price  has  been  volatile.

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

We may continue to experience increased competition from competitors with greater resources than ours, from potential clients performing services "in house" and from suppliers delivering a complete package to their customers.

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

We may not be able to attract and retain qualified information technology consultants.

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

Failure to adequately estimate costs, or efficiently manage fixed-bid and not-to-exceed projects could have a material adverse effect on our profitability.

     Certain of our projects are undertaken on a fixed bid basis, pursuant to which we charge our clients a flat rate for our services, or on a not-to-exceed basis, pursuant to which we limit the maximum fee that we will charge our client. For the year ended December 31, 2000, we realized the majority of our revenue from fixed-bid or not-to-exceed projects. Were we to fail to adequately estimate the actual cost to us of completing a project under the guaranteed not-to-exceed or fixed fee price set forth in certain of our contracts, or were we to fail to efficiently manage these projects after entering into the not-to-exceed or fixed fee contract, we could become exposed to unrecoverable budget overruns, which could materially adversely affect our profitability. Additionally, client engagements are generally terminable with little or no notice or penalty, and our failure to meet a client's expectations could damage our relationship with that client and cause the client to terminate our engagement. A client's unanticipated decision to terminate or postpone a project may result in higher than expected numbers of unassigned professionals or severance costs, which could materially adversely affect our results of operations.

We do not have any patents to protect our intellectual property rights from misappropriation.

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

Significant  exposure  to  international  markets.

     We currently have international operations in Singapore, Australia, England, France, Germany and Canada. As of December 31, 2000, 62% of our revenue resulted from our international operations. The successful operation of such geographically dispersed offices requires considerable management and financial resources and results in significant ongoing expense. International operations and the provision of services in foreign markets are subject to risks involving trade barriers, exchange controls, national and regional labor strikes, civil disturbances and war, and increases in duties, taxes, and governmental royalties, multiple and possibly overlapping tax structures, as well as changes in laws and policies governing operations of foreign-based companies. We may also experience difficulties relating to the global administration of our business. Any of such factors may have a material adverse effect on the Company.

ITEM  2.   PROPERTIES

     Recognizing the global nature of the information technology market and the importance of being able to serve multi-national clients, the Company has built a substantial international presence and provides services in North America, Europe and Asia-Pacific. The Company has offices in the U.S., Canada, United Kingdom, France, Germany, Australia and Singapore. The Company's headquarters is at One Exeter Plaza, 4th floor Boston, Massachusetts. This lease expires in December 2005. The Company also maintains domestic offices in the metropolitan areas of Houston and Boston, and foreign offices in Toronto, London, Paris, Melbourne, Sydney, Singapore, and Canberra. The company has operations in Dallas, Chicago, Philadelphia and New York but does not maintain a physical office. Each operation is located near one or more significant clients of the Company, and the physical facilities have terms that will expire between one and five years (exclusive of renewal options exercisable by the Company). All of the Company's operations are electronically linked together and have access to all of the Company's capabilities and core consulting tools. From time to time, the Company uses office space provided at client sites to facilitate performance of its services and maximize client contact. Where the Company operates in areas without an established office, operations are handled on a mobile basis with corporate support being delivered from one of its regional centers in Houston, London or Sydney. The Company believes its current facilities are adequate for its needs. The Company is in the process of subleasing several branch facilities that were vacated as a result of cost reduction measures and may further reduce the size of various facilities.

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     At the Company's Special Meeting of Shareholders held on October 12, 2000, the shareholders of the Company voted on the following matter:

     Approval of the Securities Purchase Agreement ("the Agreement") between the Company and Purse Holding Limited ("Purse"), a British Virgin Islands limited company, dated August 2, 2000, and in connection therewith to approve, (i) the issuance to Purse of two million shares of common stock, (ii) the issuance to Purse of warrants to purchase up to three million shares of common stock and the exercisability thereof, and (iii) the Board of Directors representation rights granted to Purse, all as set forth in the Agreement.

     The  voting  results  were  as  follows:

                 Votes For     Votes Against     Votes Abstained
                 ---------     -------------     ---------------
                 3,517,036        486,426            74,900

                                     PART II

ITEM  5.     MARKET  FOR  THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

     The Company's common stock has traded on the NASDAQ Stock Market under the symbol DACG. The following table sets forth, for each quarterly period indicated, the high and low closing sale price for the common stock as reported by the NASDAQ National Market.


                  1999         High    Low
                  --------------------------
                  1st Quarter  $21.00  $7.63
                  2nd Quarter   12.63   5.13
                  3rd Quarter    6.38   4.38
                  4th Quarter    5.06   3.00

                  2000
                  --------------------------
                  1st Quarter  $ 4.00  $2.50
                  2nd Quarter    2.63   1.31
                  3rd Quarter    2.75   1.50
                  4th Quarter    1.94   0.69

     No dividends were declared on the Company's common stock during the years ended December 31, 1999 and 2000, and the Company does not anticipate declaring dividends in the foreseeable future.

     As of March 25, 2001 there were approximately 105 shareholders of record and greater than 11,349 beneficial shareholders.

     On October 16, 2000, the Company consummated the sale to Purse Holding Limited, a British Virgin Islands limited company, of two million shares of the Company's common stock for $4.8 million and warrants to purchase up to three million shares of the Company's common stock. The sale was effected pursuant to a Securities Purchase Agreement, dated August 2, 2000, between the Company and Purse. The Company credited its $2 million loan, received from Purse on August 3, 2000, toward the $4.8 million purchase price of the two million shares of its common stock.

     In accordance with the terms of the Securities Purchase Agreement, the Company issued (i) two million shares of common stock at a price of $2.40 per share and (ii) warrants to purchase (a) two million shares of common stock, exercisable until October 16, 2003, at the greater of $3.00 per share or 85% of the market price per share of the Company's common stock at the time of exercise, and (b) one million shares of common stock, exercisable for the period of time after January 1, 2002, and until October 16, 2003, at $3.00 per share.

     The sale of the securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 of Regulation D promulgated under the Securities Act, since the sale was made to a single accredited investor who was acquiring the shares for investment without a view to further distribution. No underwriters were involved with the issuance and sale of the securities.

ITEM  6.   SELECTED  FINANCIAL  DATA

     The following selected consolidated financial statement data as of December 31, 1999 and 2000 and for each of the three years in the period ended December
31, 2000 is derived from the audited consolidated financial statements of DA Consulting Group, Inc. and its subsidiaries (the "Company") included elsewhere herein. This information should be read in conjunction with such Consolidated Financial Statements and related notes thereto. The selected financial information as of December 31, 1996, 1997 and 1998 has been derived from the audited financial statements of the Company that have been previously included in the Company's reports under The Securities Exchange Act of 1934, that are not included herein. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                         YEARS ENDED DECEMBER 31,
                                         --------------------------------------------------
                                          1996      1997     1998      1999         2000
                                         -------  --------  -------  ---------  -----------
                                              (in thousands except per share amounts)
INCOME STATEMENT DATA:
 Revenue. . . . . . . . . . . . . . . .  $26,202  $44,204   $80,132  $ 70,295   $    30,989
 Cost of revenue. . . . . . . . . . . .   14,190   24,063    40,817    38,717        20,656
                                         -------  --------  -------  ---------  ------------
 Gross profit . . . . . . . . . . . . .   12,012   20,141    39,315    31,578        10,333
 Selling and marketing expense. . . . .    1,953    3,726     5,195     7,403         4,945
 Development expense. . . . . . . . . .    1,250    1,223     2,124     1,802         3,667
 General and administrative expense . .    6,597   12,436    24,877    33,461        16,884
 Amortization expense . . . . . . . . .      274       54        29       354           760
 Restructuring charge . . . . . . . . .        -        -         -         -         4,666
 Employee stock-related charge. . . . .    1,858      263         -       142             -
                                         -------  --------  -------  ---------  ------------
 Operating income (loss). . . . . . . .       80    2,439     7,090   (11,584)      (20,589)
 Other (expense) income, net. . . . . .       95     (135)       22       287            25
                                         -------  --------  -------  ---------  ------------
 Income (loss)  before taxes. . . . . .      175    2,304     7,112   (11,297)      (20,564)
 Provision (benefit)  for income taxes       141      896     2,813    (3,034)       (7,347)
                                         -------  --------  -------  ---------  ------------
 Net income (loss). . . . . . . . . . .  $    34  $ 1,408   $ 4,299  $ (8,263)  $   (13,217)
                                         =======  ========  =======  =========  ============
 Basic earnings (loss)  per share (1) .  $  0.01  $  0.29   $  0.72  $  (1.28)  $     (1.93)
 Weighted average shares outstanding. .    4,217    4,808     5,976     6,444         6,841

 Diluted earnings (loss) per share (1).  $  0.01  $  0.28   $  0.69  $  (1.28)  $     (1.93)
 Weighted average shares outstanding. .    4,462    5,053     6,233     6,444         6,841


BALANCE SHEET DATA:
 Cash and cash equivalents. . . . . . .  $ 2,199  $ 3,664   $ 9,971  $  5,795   $       949
 Working capital. . . . . . . . . . . .    1,629    4,101    25,585    11,007        (1,120)
 Total assets . . . . . . . . . . . . .    8,549   20,135    48,903    32,918        24,940
 Total debt . . . . . . . . . . . . . .      731    3,970         -         -           154
 Shareholders' equity . . . . . . . . .    3,071    7,943    34,944    25,238        16,291


(1) Basic and diluted earnings per share for 1997 on a pro forma basis would have been $0.31 and $0.29, respectively, to give effect to the sale of Common Stock (at an initial public offering price of $14.50 per share, less underwriting discounts and commissions and estimated offering expenses) to repay indebtedness and the associated reduction in interest expense as if such repayment had occurred on January 1, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Annual Report on Form 10-K contains certain statements that are not historical facts which constitute forward-looking statements within the meaning of the Private Securities Legislation Reform Act of 1995 which provides a safe harbor for forward-looking statements. These forward-looking statements are based on management's belief as well as assumptions made by and information currently available to management, and are subject to substantial risks and uncertainties that could cause the Company's actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. When used in this report, the words "may," "will," "anticipate," "believe," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Actual future results and trends may differ materially from historical results as a result of certain factors, including those set forth in the Risk Factors section of this report, in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations section in this report and those risk factors set forth in our other filings with the Securities and Exchange Commission.

BUSINESS

     The Company is a leading international provider of employee education and support solutions to companies investing in business information technology. Through its 336 employees worldwide at December 31, 2000, the Company provides employee support solutions through customized change communications, education, and performance support services to clients. Since 1988, the Company has provided services to over 650 clients, including more than 125 of the Fortune Global 500.

     The Company is currently organized into three divisions: the Americas Division which includes its operations in North America; the Europe Division which includes its operations in Europe; and the Asia Pacific Division which includes its operations in Australia and Singapore. In 2000, the Americas, Europe, and Asia Pacific Divisions represented 38%, 40%, and 22% of revenue, respectively. The number of clients served by the Company has increased substantially from 52 in 1994 to approximately 650 in 2000. The Company's client base is diversified, with no single client representing more than 8% of revenue in 2000.

     The Company derives substantially all of its revenue from fees for professional services related to supporting end-users in the implementation of ERP systems. Revenue from clients implementing SAP software represented 90% of billed consulting revenue for 2000. The majority of the Company's projects involve from three to ten consultants, are generally completed in three months to two years, and result in revenue from $200,000 to $1.5 million. The Company often performs multiple projects for a client in support of a phased implementation of the business information technology. The Company's services are generally provided pursuant to written contracts that can be terminated by the client with limited advance notice. In the event of such a termination by the client, the client remains obligated to pay for the services rendered to the client to the termination date. The Company bills its clients weekly, twice monthly and monthly for the services provided by its consultants at agreed upon rates, and where permitted, for expenses. The Company provides services to its clients primarily on a time and materials basis, although many of its contracts contain "not-to-exceed" provisions and Company performance obligations. The remainder of the Company's contracts are on a fixed-price basis, representing approximately 18% of the Company's total revenue for 2000. Revenue from time and materials engagements, as well as revenue from fixed price contracts, is recognized as services are performed and the realization of the revenue is assured. The Company also receives a small percentage of total revenue from license fees related to computer-based training products and other software products that are developed independently or are co-developed by the Company.

     Cost of revenue includes compensation and benefits paid to the Company's professional staff and all direct expenses of performing project work. The Company's financial performance is highly dependent upon staff billing rates, costs, and utilization rates. The Company manages these parameters by establishing and monitoring project budgets and timetables and tracking staffing requirements for projects in progress and anticipated projects. Project terminations, completions, and scheduling delays may result in periods when consultants are not fully utilized. An unanticipated termination of a significant project could cause the Company to experience lower staff utilization. In addition, the establishment of new services or new regional operations, employee vacations and training, and increases in the hiring of consultants may result in periods of lower staff utilization and downward pressure on gross margins. The Company's professional staff are generally employed on a full-time basis, and therefore the Company incurs substantially all of its staff-related costs even during periods of low utilization. In the past, the Company has experienced some seasonality in its business, with somewhat lower levels of revenue and profitability in the first and fourth quarters of the year due to the timing of project start-ups and completions, as well as holidays and vacations. During 1999, the Company experienced both a seasonal downturn in business during the fourth quarter and a downturn in business demand during the third and fourth quarters due to the slowdown of ERP spending in anticipation of Year 2000 issues. During 2000 demand for the companies services grew in quarters two through quarter four.

     Selling and marketing expense relates principally to compensation and benefits paid to the Company's dedicated sales staff and all direct costs associated with the sales process. Development expense consists principally of compensation costs for the Company's in-house research and development. These personnel focus on development of methodologies and applications of new technologies, including development of computer-based training courseware and performance support software and content. Development expense also includes personnel who provide technical support for the Company's professional staff in the field. Development expense in 2000 included the cost of creating a web based learning management system named the Dynamic IQ. General and administrative expense consists principally of salaries and benefits for executive management and for accounting, administrative, information technology, human resources, and recruiting and training staff, as well as compensation for the senior management in each of the Company's divisions.

NEW  ACCOUNTING  PRONOUNCEMENTS

     In June, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The FASB has subsequently issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," that defers the requirements of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company did not hold any derivative or hedging instruments during the reported periods.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The bulletin summarizes certain of the SEC staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. This bulletin, through its subsequent revised releases, SAB No. 101A and SAB No. 101B, was effective for registrants no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The implementation of this bulletin did not have any impact on the Company's results of operations or equity.

RESULTS  OF  OPERATIONS

     The following table sets forth, for the periods indicated, income statement data expressed as a percentage of revenue:

                                       PERCENTAGE OF REVENUE
                                      YEARS ENDED DECEMBER 31,
                                        1998    1999    2000
                                       ------  ------  ------
Revenue . . . . . . . . . . . . . . .  100.0%  100.0%  100.0 %
Cost of revenue . . . . . . . . . . .   50.9    55.1    66.7
                                       ------  ------  ------
Gross profit. . . . . . . . . . . . .   49.1    44.9    33.3
Selling and marketing expense . . . .    6.5    10.5    16.0
Development expense . . . . . . . . .    2.7     2.6    11.8
General and administrative expense. .   31.0    47.8    54.5
Amortization expense. . . . . . . . .    0.0     0.5     2.5
Restructuring charge. . . . . . . . .      -       -    15.1
                                       ------  ------  ------
Operating income (loss) . . . . . . .    8.8   (16.5)  (66.4)
Other (expense) income, net . . . . .    0.0     0.4     0.1
                                       ------  ------  ------
Income (loss) before taxes  . . . . .    8.8   (16.1)  (66.4)
Provision (benefit) for income taxes     3.5    (4.3)  (23.7)
                                       ------  ------  ------
Net income (loss) . . . . . . . . . .    5.3%  (11.8)% (42.7)%
                                       ======  ======  ======


YEAR  ENDED  DECEMBER  31,  2000  COMPARED  TO  YEAR  ENDED  DECEMBER  31,  1999

     Revenue. Revenue decreased by $39.3 million, or 55.9%, from $70.3 million in 1999 to $31.0 million in 2000. The decrease was substantially attributable to a decrease in demand for services that began during the latter part of 1999 and continued throughout 2000, as a result of the downturn in the market for complex computer software as companies focused on Year 2000 readiness and associated pricing pressures as competition for fewer assignments grew. Revenue from the Americas Division decreased by 71.6% from $41.5 million to $11.8 million; revenue from the EMEA Division decreased by 39.0% from $20.5 million to $12.5 million; and revenue from the Asia Pacific Division decreased by 19.3% from $8.3 million to $6.7 million. The Company ended the 2000 period with 336 total employees, down from 535 employees at the beginning of the period.

     Gross profit. Gross profit decreased by $21.3 million, or 67.4%, from $31.6 million in 1999 to $10.3 million in 2000, and decreased from 44.9% of revenue in 1999 to 33.3% of revenue in 2000. The decrease is primarily attributable to maintaining the consultant workforce at lower utilization rates in anticipation of future demand and pricing pressures due to increased competition as demand slowed in the second half of 1999 and continued to slow in 2000.

     Selling and marketing expense. Selling and marketing expense decreased by $2.5 million, or 33.8%, from $7.4 million in 1999 to $4.9 million in 2000. The decrease is the result of cost reduction measures implemented during the first quarter of 2000 and reduced commissions expense related to the reduced level of sales in 2000 as compared to the same period of 1999.

     Development expense. Development expense increased by $1.9 million, or 105.6%, from $1.8 million in 1999 to $3.7 million in 2000. The increase in costs during the year ended December 31, 2000 is due to professional fees incurred for the development of the Company's web-enabled learning management system - Dynamic IQ(TM), which was launched during the fourth quarter of 2000. These costs were offset in part by reduced headcount as a result of cost containment plans implemented during the latter half of 1999 and the first quarter of 2000.

     General and administrative expense. General and administrative expense decreased by $16.7 million, or 49.7%, from $33.6 million in 1999 to $16.9 million in 2000. The decrease in expense is due primarily to a reduction in headcount in the areas of finance, information systems, administration and human resources as a result of the cost containment plans implemented during the latter half of 1999 and during 2000. In addition, facilities costs were reduced by consolidating locations during the year.

     Restructuring Charge. During the three month period ended March 31, 2000, the Company implemented a plan to address the dramatic decline in training and documentation activity for enterprise resource planning implementations. The plan consisted of regional base consolidations and downsizing of billable and non-billable personnel. Charges included the costs of involuntary employee termination benefits, write-down of certain property and equipment and reserves for leasehold abandonment. The reduction in workforce consisted of 60 billable consultants and 44 non-billable administrative personnel. Substantially all of the employee terminations were completed during the first quarter. The Company recognized approximately $1.5 million expense attributable to involuntary employee termination benefits during the first quarter, of which approximately $1.2 million has been paid at December 31, 2000. In addition the Company has reserved approximately $0.9 million related to the abandonment of leases and approximately $1.0 million related to the writedown of leasehold improvements, furniture and equipment held by its Americas division in the first quarter of 2000. During the fourth quarter of 2000, due to weakening in the real estate market, the Company recorded an additional $1.3 million reserve for lease abandonment resulting in a total annual charge of $2.2 million. Of the $2.2 million reserved for lease abandonment, approximately $0.8 Million has been paid against the reserve. At December 31, 2000, the Company believes that the remaining provision is adequate to cover the future costs attributable to this plan. At December 31, 2000 an accrual of approximately $0.3 million for severance pay remained related to severance contracts being paid over a 12-month period. In addition, approximately $1.4 million remained accrued for future lease payments related to abandoned leases.

     Amortization expense. Amortization expense increased by $406,000, or 114.7%, from $354,000 in 1999 to $760,000 in 2000, and increased as a percentage of revenue from 0.5% in 1999 to 2.5% in 2000. The increase is due to the amortization of internal development costs associated with the SAP system placed in service in July 1999. These costs will be amortized over an 84-month period.

     Operating income (loss). Operating loss increased by $9.0 million or 77.6%, from $11.6 million in 1999 to a loss of $20.6 million in 2000. Operating loss, exclusive of restructuring charges and other intangible asset amortization, was $15.2 million. On the same basis the operating loss was $11.2 million in 1999.

     Other income (expense), net. Other income (expense), net decreased from income of $287,000 in 1999 to income of $25,000 in 2000. Interest income decreased from $366,000 in 1999 to $105,000 in 2000, reflecting investment income from the investment of proceeds from the Company's initial public offering completed in April, 1998 (the "Offering".) Prior to completion of the Offering, the Company borrowed against a line of credit.

     Provision for income taxes. The increase in the Company's effective tax benefit rate from 26.9% in 1999 to a benefit rate of 35.7% in 2000, primarily relates to losses in lower income tax jurisdictions and non-deductible expenses during 1999. At December 31, 2000, the Company's deferred tax asset recorded on its balance sheet was approximately $9.4 million, consisting primarily of future tax benefits resulting from net operating loss ("NOL") carryforwards. The Company's ability to recognize the entire benefit requires that the Company achieve certain future earnings levels prior to the expiration of the NOL carryforwards. The Company expects to generate the future earnings necessary to utilize the NOL carryforwards through implementation of the reasonable tax planning strategies and future income projections. The Company could be required to record a valuation allowance for a portion or entire deferred tax asset if the market conditions deteriorate and future earnings are below, or projected to be below, current estimates.

     At December 31, 2000, the Company had NOL carryforwards of $26.7 million. Of that amount, $1.0 million expires in 2007, $5.0 million expires in 2019, and $14.5 million in 2020. The remaining $6.2 million have no expiration.

     Net  income (loss).   Net loss was $13.2 million in 2000 compared to a loss
of  $8.3  million  in  1999.

YEAR  ENDED  DECEMBER  31,  1999  COMPARED  TO  YEAR  ENDED  DECEMBER  31,  1998

     Revenue. Revenue decreased by $9.8 million, or 12.3%, from $80.1 million in 1998 to $70.3 million in 1999. The decrease was substantially attributable to a decrease in demand for services during the second half of 1999 as a result of the downturn in the market for complex computer software as companies focused on Year 2000 readiness and associated pricing pressures as competition for fewer assignments grew. Revenue from the Americas Division decreased by 19.0% from $51.2 million to $41.5 million; revenue from the EMEA Division decreased by 8.9% from $22.5 million to $20.5 million; and revenue from the Asia Pacific Division increased by 29.7% from $6.4 million to $8.3 million. The Company ended the 1999 period with 535 total employees, down from 863 employees at the beginning of the period.

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

     Selling and marketing expense. Selling and marketing expense increased by $2.2 million, or 42.5%, from $5.2 million in 1998 to $7.4 million in 1999 and increased as a percentage of revenue from 6.5% in 1998 to 10.5% in 1999. The increase was primarily attributable to the expansion of the sales leadership and global marketing efforts as the Company continued its efforts to maximize revenue.

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

     General and administrative expense. General and administrative expense increased by $8.6 million, or 34.5%, from $24.9 million in 1998 to $33.5 million in 1999, and increased as a percentage of revenue from 31.0% in 1998 to 47.6% in 1999. During the first half of 1999, in response to the high growth of the Company in the prior year, the Company built administrative infrastructure including staff, systems and facilities. Salaries and benefits increased $3.4 million and facilities costs increased $2.8 million as a result of the increased infrastructure. During 1999, the Company incurred approximately $1.9 million in non-capitalized costs related to the implementation of SAP as its primary information system. The Company incurred severance and leasehold abandonment expenses related to cost reduction programs implemented during the second half of 1999. These costs were offset in part by reduced incentive compensation as a result of slow year over year revenue growth beginning late in the second quarter of 1999. While the Company incurred no employee stock-related charges in 1998, the Company did incur charges of $142,000 in 1999, related to the amendment of exercise dates of certain stock options awarded to an employee which is included in general and administrative expenses.

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

     At December 31, 1999, the Company has NOL carryforwards of $6.7 million. Of the $6.7 million, $5.4 million expires in 2019. The remaining $1.3 million have no expiration.

     Net income (loss). Net loss was $8.3 million in 1999 compared to income of $4.3 million in 1998. Net loss before other intangible asset amortization and compensation charges related to stock options awarded to an employee, would have been $7.8 million in 1999.

Quarterly  Operating  Results

     The Company's quarterly operating results are included in the notes to consolidated financial statements.

LIQUIDITY  AND  CAPITAL  RESOURCES

      Since its inception, the Company has historically financed its operations with cash flow from operations, supplemented by the issuance of common stock and short-term borrowings under revolving line of credit arrangements.

     The Company's cash and cash equivalents were $0.9 million at December 31, 2000, compared to $3.4 million at December 31, 1999. The Company's working capital deficit was $1.1 million at December 31, 2000 compared to working capital of $11.0 million at December 31, 1999.

     The Company's operating activities required cash of $9.3 million for year ended December 31, 2000, compared to $6.4 million used in operations in 1999. The increase in cash used in operations primarily resulted from operating losses incurred in 2000 partially offset by an increase in deferred income taxes offset by a reduction in accounts receivable and income taxes receivable.

     Investing activities provided cash of $2.4 million in the year ended December 31, 2000, compared to cash provided of $1.4 million for the same period in 1999. For the year ended December 31, 2000, $2.4 million was provided by the sale of short-term investments. During 1999 the Company had net sales of short-term investments of $7.6 million, offset by $6.2 million for the purchase of property and equipment.

     Financing activities provided cash of $4.9 million for the year ended December 31, 2000 as a result of the sale to Purse Holding Limited ("Purse"), a British Virgin Islands limited company, of two million shares of the Company's common stock for $4.8 million and warrants to purchase up to three million shares of the Company's common stock. The sale was effected pursuant to a Securities Purchase Agreement ("the Agreement") dated August 2, 2000, between the Company and Purse. The Agreement was approved by the Company's shareholders at a special meeting held on October 12, 2000. The Company credited its $2 million loan, received from Purse on August 3, 2000, toward the $4.8 million purchase price of the two million shares of its common stock. In addition, the Company borrowed $154,000 on a short-term line of credit during the period. During 1999, financing activities used cash of $1.6 million as a result of the Company repurchasing 200,000 shares of common stock for $1.9 million offset by $0.3 million in proceeds from stock option exercises.

     The Company has an agreement with a bank, which provides for financing of eligible U.S. accounts receivable under a purchase and sale agreement. The maximum funds available under this agreement is $5 million. At December 31, 2000, the Company had sold $147,000 of receivables pursuant to this agreement. In March 2000, the Company obtained a credit facility from a bank with a maximum line of credit of approximately $750,000, based on eligible foreign accounts receivable. At December 31, 2000, the Company had borrowed $154,000 against this line.

     The Company believes its current cash balances, receivable-based financing and cash provided by future operations will be sufficient to meet the Company's working capital and cash needs through 2001. However, there can be no assurance that such sources of funds will be sufficient to meet these future expenses. The Company may seek additional financing through a public or private placement of equity. The Company's need for additional financing will be principally dependent on the degree of market demand for the Company's services. There can be no assurance that the Company will be able to obtain any such additional financing on acceptable terms, if at all.

     The Company capitalizes software development costs beginning when product technological feasibility is established and concluding when the product is ready for general release. At such time, software development costs are amortized on the straight-line basis over a maximum of three years or the expected life of the product, whichever is less. During the year 2000 all development costs for the companies web based learning management system, Dynamic IQ were expensed. During 1999, the Company capitalized $184,000 of software development costs relating to computer-based training software development which were amortized over 12 months. Research costs related to software development are expensed as incurred.

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

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company from time to time holds short-term investments which consist of variable rate municipal debt instruments. The Company uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in market interest rates may have on the fair value of the Company's investments. At December 31, 2000 the Company did not hold any short-term investments.

     We are subject to market risk related to fluctuations in the value of the U.S. dollar compared to certain foreign currencies. We have subsidiaries which operate in Canada, the United Kingdom, France, Germany, Australia, and Singapore. We attempt to maintain a balance between assets and liabilities denominated in foreign currencies, however, such currency level fluctuations are generally not significant.

     We are subject to market risk exposure related to interest rates on our credit facilities. At December 31, 2000 our outstanding facility was $154,000.

ITEM  8.   FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     The consolidated financial statements of the Company are included in pages 33 through 48.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in accountants, disagreements, or other events requiring reporting under this item.

                                    PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     Information relating to the Company's directors and executive officers is included in the Company's definitive Proxy Statement in connection with its 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement), which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2000, under the captions "ELECTION OF DIRECTORS - Nominees", "Section 16(a) Beneficial Ownership Reporting Compliance" and "OTHER INFORMATION - Directors and Executive Officers" and is incorporated herein by reference in response to this Item 10.

ITEM  11.  EXECUTIVE  COMPENSATION

     Information relating to executive compensation is set forth in the 2001 Proxy Statement under the captions "ELECTION OF DIRECTORS - Compensation of Directors" and "EXECUTIVE COMPENSATION" and is incorporated herein by reference in response to this Item 11.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     Information relating to ownership of Registrant's Common Stock by management and certain other beneficial owners is set forth in the 2001 Proxy Statement under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and is incorporated herein by reference in response to this Item 12.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Information relating to certain relationships and related transactions is set forth in the 2001 Proxy Statement under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and is incorporated herein by reference in response to this Item 13.

                                     PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS ON FORM 8-K

     (a)  Documents  filed  as  a  part  of  this  Report.

          1. The following financial statements of the Company and the related report of independent accountants are filed herewith:

                                                                                            Page
                                                                                           ------
                                                                                           Number
                                                                                           ------
Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    32
Consolidated Financial Statements:
  Balance Sheets at December 31, 1999 and 2000. . . . . . . . . . . . . . . . . . . . . . .    33
  Statements of Operations for the years ended December 31, 1998, 1999, and 2000. . . . . .    34
  Statements of Stockholders' Equity for the years ended December 31, 1998, 1999 and 2000 .    35
  Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000 . . . . . .    36
  Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . .    37

          2. Schedules for which provisions were made in accordance with applicable accounting regulations of the Securities and Exchange Commission are inapplicable and therefore have been omitted.

(b)  Reports  on  Form  8-K.

On October 27, 2000 the Company filed a Current Report on form 8-K regarding the consummation of the sale to Purse Holding Limited of shares of common stock and warrants to purchase shares of common stock on October 16, 2000, pursuant to the Securities Purchase Agreement, dated August 2, 2000.

(c)  Exhibits

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
       3.1*  -Amended and Restated Articles of Incorporation of the Company (incorporated by reference to the Company's Form S-1A filed April 20, 1998).
       3.2*  -Restated By-Laws of the Company (incorporated by reference to the Company's Form
                  S-1A filed April 20, 1998).
       4.1*  -Specimen Stock Certificate (incorporated by reference to the Company's Form S-1A filed April 20, 1998).
      10.1*  -Amended and Restated 1997 Stock Option Plan (incorporated by reference to the
                  Company's Form 10-K filed March 30, 2000).**
      10.2*  --Employment Agreement between John Mitchell and the Company dated April 4, 2000
                  (incorporated by reference to the Company" Form 10-Q filed August 14, 2000).**
      10.3*  -Securities Purchase Agreement dated August 2, 2000 between the Company and Purse
                  Holding Limited (incorporated by reference to Annex I to the Company's
                  Definitive Proxy Statement filed September 11, 2000).
      10.4*  -Change in Control Agreement between Dennis C. Fairchild and the Company dated
                  September 30, 1999 (incorporated by reference to the Company's Form 10-Q filed November 13, 1999).**
       10.5  -Change in Control Agreement between Malcolm Wright and the Company dated
                  April, 10 2000**
       21.1* -Subsidiaries (incorporated by reference to the Company's Form S-1 filed January 1,
                  1998).
       23.1  -Consent of Independent Accountants

     _________
     *  Incorporated  by  reference.
     **Management  contract  or  compensatory  benefit plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2001.

                                        DA  Consulting  Group,  Inc.
                                        (Registrant)

                                By:     /s/  John  E.  Mitchell
                                        -----------------------
                                        John  E.  Mitchell
                                        President and Chief Executive Officer

                                By:     /s/  Dennis  C.  Fairchild
                                        --------------------------
                                        Dennis  C.  Fairchild
                                        Chief Financial Officer, Executive Vice
                                        President, Secretary  and  Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 28, 2000.


      SIGNATURE                                        TITLE
      ---------                                        -----
/s/  JOHN  E. MITCHELL              Chief Executive Officer (Principal Executive
----------------------              Officer)
John  E.  Mitchell

/s/  DENNIS C. FAIRCHILD           Chief  Financial  Officer,  Executive  Vice
-------------------------          President, Secretary and Treasurer (Principal
Dennis  C.  Fairchild              Financial  and  Accounting  Officer)


/s/  NIGEL  W.E.  CURLET           Director
------------------------
Nigel  W.E.  Curlet

/s/  GUNTHER  E.  A.  FRITZE       Director
----------------------------
Gunther  E.  A.  Fritze

/s/  VIRGINIA  L.  PIERPONT        Director  and  Chair
---------------------------
Virginia  L.  Pierpont

/s/  RICHARD W. THATCHER, JR.      Director
------------------------------
Richard  W.  Thatcher,  Jr.

/s/  B. K. PRASAD                  Director
------------------
B. K.  Prasad

REPORT  OF  INDEPENDENT  ACCOUNTANTS

To the Board of Directors and Shareholders of DA Consulting Group, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity, and cash flows present fairly, in all material respects, the financial position of DA Consulting Group, Inc. and its subsidiaries (the "Company") at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers  LLP
Houston,  Texas
March  19,  2001

                                               DA CONSULTING GROUP, INC.
                                             CONSOLIDATED BALANCE SHEETS
                                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                                  DECEMBER 31,
                                                                                              -------------------
                                                                                                1999      2000
                                                                                              --------  ---------
                                            ASSETS
                                            ------
Current Assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 3,406   $    949
     Short-term investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,389         --
     Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8,578      5,226
     Unbilled revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      434        206
     Income taxes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,979         --
     Deferred tax asset. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      445        708
     Prepaid expenses and other current assets . . . . . . . . . . . . . . . . . . . . . . .      456        440
                                                                                              --------  ---------
          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18,687      7,529
     Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12,368      8,130
     Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       --        254
     Deferred tax asset. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,464      8,647
     Intangible assets, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      399        380
                                                                                              --------  ---------
          Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $32,918   $ 24,940
                                                                                              ========  =========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------
Current Liabilities:
     Revolving line of credit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    --   $    154
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,955      1,840
     Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5,613      6,655
     Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      112         --
                                                                                              --------  ---------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7,680      8,649
                                                                                              --------  ---------
Commitments and contingencies (Note 10)

Shareholders' equity:
     Preferred stock, $0.01 par value: 10,000,000 shares authorized. . . . . . . . . . . . .       --         --
     Common stock, $0.01 par value: 40,000,000 shares authorized; 6,571,777 and
       8,571,777 shares issued and 6,418,604 and 8,418,604 shares outstanding, respectively        65         85
     Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   29,355     34,039
     Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,865)   (15,082)
     Accumulated other comprehensive loss. . . . . . . . . . . . . . . . . . . . . . . . . .     (795)    (1,229)
     Treasury stock, at cost: 153,173 shares . . . . . . . . . . . . . . . . . . . . . . . .   (1,522)    (1,522)
          Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . .   25,238     16,291
               Total liabilities and shareholders' equity. . . . . . . . . . . . . . . . . .  $32,918   $ 24,940
                                                                                              ========  =========


     The accompanying notes are an integral part of the consolidated financial statements.

                                DA CONSULTING GROUP, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             YEARS ENDED DECEMBER 31,
                                                          ------------------------------
                                                            1998      1999       2000
                                                          --------  ---------  ---------
Revenue. . . . . . . . . . . . . . . . . . . . . . . . .  $80,132   $ 70,295   $ 30,989
Cost of revenue. . . . . . . . . . . . . . . . . . . . .   40,817     38,717     20,656
                                                          --------  ---------  ---------
     Gross profit                                          39,315     31,578     10,333
Selling and marketing expense. . . . . . . . . . . . . .    5,195      7,403      4,945
Development expense. . . . . . . . . . . . . . . . . . .    2,124      1,802      3,667
General and administrative expense . . . . . . . . . . .   24,877     33,603     16,884
Amortization expense . . . . . . . . . . . . . . . . . .       29        354        760
Restructuring charge . . . . . . . . . . . . . . . . . .       --         --      4,666
                                                          --------  ---------  ---------
     Operating income (loss) . . . . . . . . . . . . . .    7,090    (11,584)   (20,589)
Interest income, net . . . . . . . . . . . . . . . . . .      299        366         31
Other expense, net . . . . . . . . . . . . . . . . . . .     (277)       (79)        (6)
                                                          --------  ---------  ---------
     Total other income, net                                   22         87         25
                                                          --------  ---------  ---------
        Income (loss) before provision for income taxes.    7,112    (11,297)   (20,564)
                                                          --------  ---------  ---------
Provision for income taxes:

     Current provision (benefit) . . . . . . . . . . . .    2,867       (960)        --
     Deferred(benefit) . . . . . . . . . . . . . . . . .      (54)    (2,074)    (7,347)
                                                          --------  ---------  ---------
          Provision (benefit) for income taxes . . . . .    2,813     (3,034)    (7,347)
                                                          --------  ---------  ---------
          Net income (loss). . . . . . . . . . . . . . .  $ 4,299   $ (8,263)  $(13,217)
                                                          ========  =========  =========

Basic earnings (loss) per share. . . . . . . . . . . . .  $  0.72   $  (1.28)  $  (1.93)
Weighted average shares outstanding. . . . . . . . . . .    5,976      6,444      6,841

Diluted earnings (loss) per share. . . . . . . . . . . .  $  0.69   $  (1.28)  $  (1.93)
Weighted average shares outstanding. . . . . . . . . . .    6,233      6,444      6,841


     The accompanying notes are an integral part of the consolidated financial statements.

                                              DA CONSULTING GROUP, INC.

                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                   (IN THOUSANDS)


                                                       ADDITIONAL    RETAINED       ACCUMULATED
                                         COMMON STOCK   PAID-IN      EARNINGS         OTHER         TREASURY STOCK
                                         ------------              (ACCUMULATED    COMPREHENSIVE   -----------------
                                         NUMBER  PAR    CAPITAL      DEFICIT)          LOSS        NUMBER     COST
                                         ------  ----  ---------  --------------  ---------------  -------  --------

BALANCE AS OF DECEMBER 31, 1997 . . . .   4,829  $ 48  $  6,449   $       2,099   $          (59)      21   $   (91)
     Issuance of common stock . . . . .   1,743    17    21,129              --               --       --        --
     Income tax expense related to
     restricted stock plan. . . . . . .      --    --     1,781              --               --       --        --
     Employee stock repurchases . . . .      --    --        --              --               --        1       (25)
     Repayment of stockholder notes
     receivable . . . . . . . . . . . .      --    --        --              --               --       --        --
     Net income . . . . . . . . . . . .      --    --        --           4,299               --       --        --

     Foreign currency translation
     adjustment, net of taxes of $459 .      --    --        --              --            (703)       --        --
---------------------------------------  ------  ----  ---------  --------------  ---------------  -------  --------

BALANCE AS OF DECEMBER 31, 1998 . . . .   6,572    65    29,359           6,398             (762)      22      (116)

     Stock repurchases. . . . . . . . .      --    --        --              --               --      200    (1,943)
     Exercise of employee stock options      --    --      (146)             --               --      (69)      537
     Employee stock compensation. . . .      --    --       142              --               --       --        --
     Net loss . . . . . . . . . . . . .      --    --        --          (8,263)              --       --        --
     Foreign currency translation
     adjustment, net of taxes of $22  .      --    --        --              --              (33)      --        --
---------------------------------------  ------  ----  ---------  --------------  ---------------  -------  --------

BALANCE AS OF DECEMBER 31, 1999 . . . .   6,572    65    29,355          (1,865)            (795)     153    (1,522)
     Issuance of common stock . . . . .   2,000    20     2,446              --               --       --        --
     Issuance of warrants . . . . . . .      --    --     2,238              --               --       --        --

     Net loss . . . . . . . . . . . . .      --    --        --              --          (13,217)      --        --
   Foreign currency translation
     adjustment, net of taxes of $241 .      --    --        --              --             (434)      --        --
---------------------------------------  ------  ----  ---------  --------------  ---------------  -------  --------

BALANCE AS OF DECEMBER 31, 2000 . . . .   8,572  $ 85  $ 34,039   $     (15,082)  $       (1,229)     153   $(1,522)
---------------------------------------  ------  ----  ---------  --------------  ---------------  -------  --------


                                             NOTES
                                           RECEIVABLE        TOTAL
                                              FROM        SHAREHOLDERS'
                                          SHAREHOLDERS       EQUITY
---------------------------------------  --------------  ---------------

BALANCE AS OF DECEMBER 31, 1997 . . . .  $        (503)  $        7,943
     Issuance of common stock . . . . .             --           21,146
     Income tax expense related to
     restricted stock plan. . . . . . .             --            1,781
     Employee stock repurchases . . . .             --              (25)
     Repayment of stockholder notes
       receivable . . . . . . . . . . .            503              503
     Net income . . . . . . . . . . . .             --            4,299
     Foreign currency translation
     adjustment, net of taxes of $459 .             --             (703)
---------------------------------------  --------------  ---------------

BALANCE AS OF DECEMBER 31, 1998 . . . .             --           34,944

     Stock repurchases. . . . . . . . .             --           (1,943)
     Exercise of employee stock options             --              391
     Employee stock compensation. . . .             --              142
     Net loss . . . . . . . . . . . . .             --           (8,263)
     Foreign currency translation
     adjustment, net of taxes of $22. .             --              (33)
---------------------------------------  --------------  ---------------

BALANCE AS OF DECEMBER 31, 1999 . . . .             --           25,238

     Issuance of common stock . . . . .             --            2,466
     Issuance of warrants . . . . . . .             --            2,238

     Net loss . . . . . . . . . . . . .             --          (13,217)
   Foreign currency translation
     adjustment, net of taxes of $241 .             --             (434)
---------------------------------------  --------------  ---------------

BALANCE AS OF DECEMBER 31, 2000 . . . .             --   $       16,291
---------------------------------------  --------------  ---------------


     The accompanying notes are an integral part of the consolidated financial statements.

                                            DA CONSULTING GROUP, INC.

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                   ------------------------------
                                                                                     1998       1999      2000
                                                                                   ---------  --------  ---------
Cash flows from operating activities:
     Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  4,299   $(8,263)  $(13,217)
     Adjustments to reconcile net income (loss) to net cash provided by (used in)
        operating activities:
          Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .     1,138     2,560      3,010
          Provision for doubtful accounts . . . . . . . . . . . . . . . . . . . .       773       435        662
          Writedown of property and equipment and reserve for leasehold
               abandonment. . . . . . . . . . . . . . . . . . . . . . . . . . . .         -         -      3,195
          Stock option compensation expense . . . . . . . . . . . . . . . . . . .         -       142          -
          Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . .       (54)   (2,074)    (7,347)
          (Gain) loss on sale on property and equipment . . . . . . . . . . . . .        (1)       80        237
          Changes in operating assets and liabilities:
               Accounts receivable and unbilled revenue . . . . . . . . . . . . .    (5,998)    8,157      2,918
               Prepaid expenses and other current assets. . . . . . . . . . . . .      (376)      170         16
               Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .      (193)      182       (254)
               Accounts payable and accrued liabilities . . . . . . . . . . . . .     4,499    (4,289)    (1,367)
               Deferred income. . . . . . . . . . . . . . . . . . . . . . . . . .     1,033    (1,233)      (112)
               Income taxes payable . . . . . . . . . . . . . . . . . . . . . . .       730    (2,261)     2,979
                                                                                   ---------  --------  ---------

                    Total Adjustments . . . . . . . . . . . . . . . . . . . . . .     1,551     1,869      3,937
                                                                                   ---------  --------  ---------

                    Net cash provided by  (used in) operating activities. . . . .     5,850    (6,394)    (9,280)
                                                                                   ---------  --------  ---------

Cash flows from investing activities:
     Proceeds from sale of property and equipment . . . . . . . . . . . . . . . .        39        19        263
     Sale of short-term investments . . . . . . . . . . . . . . . . . . . . . . .         -     7,721      2,389
     Purchases of short-term investments. . . . . . . . . . . . . . . . . . . . .   (10,033)      (77)         -
     Purchases of property and equipment. . . . . . . . . . . . . . . . . . . . .    (7,398)   (6,249)      (253)
                                                                                   ---------  --------  ---------

                    Net cash (used in)provided by  investing activities . . . . .   (17,392)    1,414      2,399
                                                                                   ---------  --------  ---------

Cash flows from financing activities:
     Net proceeds from (repayments of) revolving line of credit . . . . . . . . .    (3,208)        -        154
     Proceeds from (repayments of) note payable . . . . . . . . . . . . . . . . .      (762)        -          -
     Repayments of notes receivable from shareholders . . . . . . . . . . . . . .       503         -          -
     Issuance of stock and warrants . . . . . . . . . . . . . . . . . . . . . . .    25,268         -      4,800
     Stock repurchases. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (25)   (1,943)         -
     Proceeds from stock option exercises . . . . . . . . . . . . . . . . . . . .         -       391          -
     Offering costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,224)        -        (96)
                                                                                   ---------  --------  ---------

                    Net cash provided by (used in) financing activities . . . . .    18,552    (1,552)     4,858
                                                                                   ---------  --------  ---------

Effect of changes in foreign currency exchange rate on cash and cash equivalents.      (703)      (33)      (434)
                                                                                   ---------  --------  ---------
                    Increase (decrease)  in cash and cash equivalents . . . . . .     6,307    (6,565)    (2,457)
Cash and cash equivalents at beginning of year. . . . . . . . . . . . . . . . . .     3,664     9,971      3,406
                                                                                   ---------  --------  ---------

Cash and cash equivalents at end of year. . . . . . . . . . . . . . . . . . . . .  $  9,971   $ 3,406   $    949
                                                                                   =========  ========  =========


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

Management  Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash  and  Cash  Equivalents

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Short-Term  Investments

     Short-term investments are those, that when purchased, have maturities greater than three months. The short-term investments consist of variable rate municipal debt instruments. As the Company does not intend to hold the investments until their stated maturity dates, the Company has classified all investments as available-for-sale. The Company records its short-term investments at cost, which approximates market value determined using the specific identification method.

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

Software  Development  Costs

     The Company capitalizes software development costs beginning when product technological feasibility is established and concluding when the product is ready for general release. At such time, software development costs are amortized on a straight-line basis over the lessor of three years or the expected life of the product. Research costs related to software development are expensed as incurred. During 1999, the Company capitalized $184,000 of software development costs relating to computer-based training software development which was expensed over 12 months. All software development costs for the company's web based learning management system, Dynamic IQ, was expensed during the year 2000.

     In 1999 the Company capitalized $3.3 million in implementation costs related to the Company's primary information system. Such costs are being amortized straight-line over seven years.

Income  Taxes

     The Company recognizes deferred income taxes for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are determined based on the difference between the financial statement carrying amount and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance, if necessary, is provided against deferred tax assets based upon management's assessment as to their realization.

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

Concentration  of  Credit  Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and trade accounts receivable. The Company maintains cash deposits and short-term investments from time to time, which exceed Federally insured limits, with several major financial institutions. Management periodically assesses the financial condition of the financial institutions and investees and believes that any possible credit risk is minimal. The Company performs ongoing credit evaluations of its clients and generally does not require collateral for services. Bad debts have not been significant in relation to the volume of revenue.

Fair  Value  of  Financial  Instruments

     The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair values due to the short-term nature of these instruments. The estimated fair values of these instruments have been determined by the Company using available market information.

Allowance  for  Doubtful  Accounts

     The Company provides an allowance for accounts receivable that it believes may not be fully collectible or realizable. The balance of the allowance at December 31, 1998, 1999 and 2000, was $650,000, $964,000 and $498,000,
respectively.

Intangible  Assets

     Prior to July 1995, the Company's business was operated through four separate companies located in the United States, the United Kingdom, South Africa and Australia (the "Predecessor Companies"). All of the Companies were under common management. As a result of a stock exchange transaction on July 1, 1995, the Predecessor Companies became wholly-owned subsidiaries of the Company. In the exchange transaction, the net assets of the three acquired Predecessor Companies were recorded at fair market value. As a result, the Company recorded $485,000 of goodwill, which is being amortized over 25 years. Accumulated amortization of goodwill was $86,000 and $105,000 at December 31, 1999 and 2000, respectively.

Revenue  Recognition

     The majority of the Company's contracts with clients are based on time and expenses incurred with the remainder of the revenue generated from fixed price contracts. Accordingly, service revenue under both types of contracts is recognized as services are performed and the realization of the revenue is assured. Contract costs include direct labor costs and reimbursable expenses, and those indirect costs related to contract performance such as indirect labor. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Unbilled revenue represents the revenue earned in excess of amounts billed and deferred income represents billings in excess of revenue earned. Revenue includes reimbursable expenses directly incurred in providing services to clients. Revenue attributable to reimbursable expenses amounted to $7.7 million, $4.9 million and $1.8 million for the years ended December 31, 1998, 1999 and 2000, respectively. The Company recognizes product revenue upon shipment to the client if no further services are required.

Significant  Clients

     No individual client accounted for more than 10% of consolidated revenue for any period presented.

Earnings  Per  Share

     Basic earnings per share, which is based on the weighted average number of common shares outstanding, replaces primary earnings per share. Diluted earnings per share, which is based on the weighted average number of common and dilutive potential common shares outstanding, replaces fully diluted earnings per share and utilizes the average market price per share as opposed to the greater of the average market price per share or ending market price per share when applying the treasury stock method in determining dilutive potential shares

Accounting  for  Stock  Options

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

New  Accounting  Pronouncements

     In June, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The FASB has subsequently issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," that defers the requirements of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company did not hold any derivative or hedging instruments during the reported periods.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The bulletin summarizes certain of the SEC staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. This bulletin, through its subsequent revised releases, SAB No. 101A and SAB No. 101B, was effective for registrants no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The implementation of this bulletin did not have any impact on the Company's results of operations or equity.

2.     LIQUIDITY

     The company believes its current cash balances, financing agreements, receivable-based financing and cash provided by future operations will be sufficient to meet the Company's working capital and cash needs through the foreseeable future. However there is no assurance that such sources of funds will be sufficient to meet these future expenses and our future needs. The Company may seek additional financing through a public or private placement of equity. The Company's need for additional financing will be principally dependent on the degree of market demand for the Company's services. There can be no assurance that the Company will be able to obtain any such additional financing on acceptable terms, if at all.

3.     PREPAID  EXPENSES  AND  OTHER  CURRENT  ASSETS

     The components of prepaid expenses and other current assets were as follows (in thousands):
                                                DECEMBER 31,
                                                ------------
                                                1999   2000
                                                -----  -----

Prepaid rent . . . . . . . . . . . . . . . . .  $  57  $  86
Deposits . . . . . . . . . . . . . . . . . . .    311     99
Other. . . . . . . . . . . . . . . . . . . . .     88    255
                                                -----  -----
     Prepaid expenses and other current assets  $ 456  $ 440
                                                =====  =====

4.     PROPERTY  AND  EQUIPMENT,  NET

     The  components  of  property and equipment were as follows (in thousands):

                                                   DECEMBER 31,
                                                -------------------
                                                  1999      2000
                                                --------  ---------

Computer equipment and software. . . . . . . .  $ 5,246   $  4,444
Automobiles. . . . . . . . . . . . . . . . . .       65          9
Furniture and fixtures . . . . . . . . . . . .    2,624      1,590
Leasehold improvements . . . . . . . . . . . .    1,176        782
Software development and implementation costs.    4,199      4,187
Purchased software . . . . . . . . . . . . . .    3,129      3,186
                                                --------  ---------
     Property and equipment. . . . . . . . . .   16,439     14,198

Less accumulated depreciation and amortization   (4,071)   ( 6,068)
                                                --------  ---------
      Property and equipment, net. . . . . . .  $12,368   $  8,130
                                                ========  =========


5.     DEBT

Revolving  Line  of  Credit

     In March 2000, the Company signed a credit facility agreement with an available line of approximately $750,000, based on eligible foreign accounts receivable. At December 31, 2000, the Company had drawn down $154,000 of this line. The interest rate on this line of credit was 7.75% at December 31, 2000.

Accounts  Receivable  Financing

     In March 2000, the Company signed an agreement with a bank, which provides for financing of eligible U.S. accounts receivable under a purchase and sale agreement. The maximum funds available under the agreement is $5 million. At December 31, 2000, the Company had sold $147,000 in accounts receivable pursuant to this agreement.

6.     ACCRUED  EXPENSES

The  components  of  accrued  expenses  were  as  follows  (in  thousands):

                                    DECEMBER 31,
                                   --------------
                                    1999    2000
                                   ------  ------

Compensation and related expenses  $1,272  $1,067
Bonuses . . . . . . . . . . . . .     731     972
Professional fees . . . . . . . .     659     856
Vacations . . . . . . . . . . . .     689     544
Other taxes . . . . . . . . . . .   1,556   1,518
Leasehold abandonment reserve . .     283   1,410
Other . . . . . . . . . . . . . .     423     288
                                   ------  ------
     Accrued expenses . . . . . .  $5,613  $6,655
                                   ======  ======


7.     INCOME  TAXES

     The following is a summary of the significant components of the Company's deferred income taxes (in thousands):

                                             DECEMBER 31,
                                            ---------------
                                             1999    2000
                                            ------  -------

Deferred tax assets:
     Net operating loss carryforward . . .  $2,348  $ 9,645
     Accrued expenses . . . . . . . . . .      444    1,073
     Other . . . . . . . . . . . . . . . .     122      171
          Deferred tax assets. . . . . . .   2,914   10,889

Deferred tax liabilities:
     Cash to accrual temporary differences     221        -
     Property and equipment. . . . . . . .     784    1,534

          Deferred tax liabilities . . . .   1,005    1,534
          Net, deferred tax assets . . . .  $1,909  $ 9,355


     At December 31, 2000, for US Federal income tax reporting purposes, the Company had $19.5 million of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in 2019 and 2020. The Company believes it will generate sufficient taxable income to ensure realization of the benefit, accordingly, no valuation allowance has been provided.

     At December 31, 2000, the Company also had foreign net operating loss carryforwards totaling $7.2 million with $1.0 million expiring in 2007. The remaining $6.2 million have no expiration date. The Company believes it will generate sufficient income to utilize all of the foreign net operating loss carryforwards. Accordingly, no valuation allowance has been provided.

     The benefit from utilization of net operating loss carryforwards could be subject to limitations if significant ownership changes occur in the Company. The Company's ability to realize the entire benefit of its deferred tax asset requires that the Company achieve certain future earnings levels prior to the expiration of its NOL carryforwards. The Company could be required to record a valuation allowance for a portion or all of its deferred tax asset if market conditions deteriorate and future earnings are below, or projected to be below, its current estimates.

The components of the Company's provision for income taxes were as follows (in thousands):

                                                         DECEMBER 31,
                                                 ---------------------------
                                                  1998      1999      2000
                                                 -------  --------  --------

United States federal and state:

     Current provision (benefit). . . . . . . .  $2,073   $  (562)  $
     Deferred benefit . . . . . . . . . . . . .    (182)   (1,774)   (5,121)
                                                 -------  --------  --------
                                                  1,891    (2,336)   (5,121)
                                                 -------  --------  --------

Foreign:

     Current  provision (benefit) . . . . . . .     794      (398)        -
     Deferred  provision (benefit). . . . . . .     128      (300)   (2,226)
                                                 -------  --------  --------
                                                    922      (698)   (2,226)
                                                 -------  --------  --------
          Provision (benefit) for income taxes   $2,813   $(3,034)  $(7,347)
                                                 =======  ========  ========


     The difference between the effective federal income tax rate reflected in the provision (benefit) for income taxes and the statutory federal income tax rate are summarized as follows:


                                                       DECEMBER 31,
                                                 ------------------------
                                                  1998    1999     2000
                                                 ------   ------   ------

U.S. statutory rate . . . . . . . . . . . . . .    34.0%  (34.0)%  (34.0)%
Write-off of investment in foreign subsidiaries      --    (2.3)      --
State and local . . . . . . . . . . . . . . . .     2.1    (3.1)    (2.7)
Foreign . . . . . . . . . . . . . . . . . . . .     2.9     8.5      0.5
Other . . . . . . . . . . . . . . . . . . . . .     0.6     4.0      0.5
                                                 ------   ------   ------
     Effective tax rate. . . . . . . . . . . .     39.6%  (26.9)%  (35.7)%
                                                 ======   ======   ======

     The U.S. components of income (loss) before taxes were $5.0, $(3.9) and $(13.7) million in 1998, 1999 and 2000, respectively, and the foreign components were $2.1, $(7.4) and $(6.9) million in 1998, 1999 and 2000, respectively.

8.     STOCK-BASED  COMPENSATION  PLANS

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

The following table sets forth pertinent information regarding stock option transactions and stock option prices during the years ended December 31, 1998, 1999 and 2000:

                                                                       NUMBER OF   WEIGHTED
                                                                       SHARES OF    AVERAGE
                                                                      UNDERLYING   EXERCISE
                                                                        OPTIONS     PRICES
                                                                      -----------  --------

Outstanding at December 31, 1997 . . . . . . . . . . . . . . . . . .     438,089   $   5.93
Granted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     450,620      14.39
Forfeited. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (97,279)      9.71
                                                                      -----------  --------
Outstanding at December 31, 1998 . . . . . . . . . . . . . . . . . .     791,430      10.28
Granted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     541,140       9.20
Exercised. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (68,530)      5.71
Forfeited. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (222,980)     12.12
                                                                      -----------  --------
Outstanding at December 31, 1999 . . . . . . . . . . . . . . . . . .   1,041,060       9.63
Granted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,038,699       1.98
Exercised. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --         --
Forfeited. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (750,162)      9.48
                                                                      -----------  --------
Outstanding at December 31, 2000 . . . . . . . . . . . . . . . . . .   1,329,597       3.61
Exercisable at December 31, 1998 . . . . . . . . . . . . . . . . . .          --         --
Exercisable at December 31, 1999 . . . . . . . . . . . . . . . . . .      94,593       6.14
Exercisable at December 31, 2000 . . . . . . . . . . . . . . . . . .     262,430       6.04
                                                                      ===========  ========
Weighted average fair value of options granted during the year ended
    December 31, 2000. . . . . . . . . . . . . . . . . . . . . . . .               $  1.98
                                                                                   ========

     The fair value of each stock option granted is estimated on the date of grant using the minimum value method of option pricing based on the following weighted-average assumptions: dividend yield of 0%; risk-free interest rates ranging from 4.81% to 6.13%; expected life of 5 years.

The following table sets forth pertinent information regarding the outstanding stock options at December 31, 2000:

                              Options Outstanding              Options Exercisable
                  -----------------------------------------  -----------------------
                                   Weighted      Weighted-                Weighted-
                                   Average        Average                  Average
Actual Range of     Number        Remaining       Exercise     Number      Exercise
Exercise Prices   Outstanding  Contractual Life    Price     Exercisable    Price
0.78-  1.88           732,749               9.4  $     1.56       15,999  $     1.88
2.19-  3.25           243,750               8.9        3.07       57,500        3.25
3.44-  4.50            88,250               6.3        3.80       50,200        3.73
 . . .5.37-
  6.55                130,236               5.2        5.89       96,006        5.99
9.75-15.25            134,612               6.6       13.43       42,725       14.19
0.78-15.25          1,329,597               8.4        3.61      262,430        6.04

Pro  Forma  Net  Income  and  Earnings  Per  Share

     Had the compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS No. 123, the Company's net income (loss) per share at December 31, 1998, 1999 and 2000 would approximate the pro forma amounts below (in thousands except per share amounts):

                              1998     1999      2000
                             ------  --------  ---------
Net income (loss):
  As reported                $4,299  $(8,263)  $(13,217)
  Pro forma                   3,891   (9,082)   (13,319)

Diluted earnings per share:
  As reported . . . . . . .  $ 0.69  $ (1.28)  $  (1.93)
  Pro forma . . . . . . . .    0.62    (1.41)     (1.95)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

9.     SHAREHOLDERS'  EQUITY

Initial  Public  Offering

     In connection with the consummation of the Company's Offering on April 24, 1998, the Company sold 1.7 million shares of its common stock, par value $0.01 per share. Additionally, on May 28, 1998, the Company sold 42,586 shares of its common stock pursuant to and in connection with the underwriters' over-allotment option. The Company received net proceeds of $21.1 million from the sale of such shares, after deducting the underwriting discount and other offering expenses.

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

Issuance  of  Common  Stock  and  Stock  Warrants

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

     In accordance with the terms of the Agreement, the Company issued two million shares of common stock at a price of $2.40 per share including warrants to purchase (a) two million shares of common stock, exercisable until October 16, 2003, at the greater of $3.00 per share or 85% of the market price per share of common stock at the time of exercise, and (b) one million shares of common stock, exercisable for the period of time after January 1, 2002, and until October 16, 2003, at $3.00 per share.

Earnings  Per  Share

     The following table summarizes the Company's computation of earnings per share for the years ended December 31, 1998, 1999 and 2000 (in thousands, except per share amounts). The calculation of diluted weighted average shares outstanding excludes 0.8 million, 1.0 million, and 4.3 million common shares pursuant to outstanding options and warrants for the year ended December 31, 1998, 1999, and 2000, respectively, because their effect was antidilutive.

                                                                          YEARS ENDED DECEMBER 31,
                                                                          1998      1999      2000
                                                                         -------  --------  ---------
Basic earnings (loss) per share . . . . . . . . . . . . . . . . . . . .  $ 0.72   $ (1.28)  $  (1.93)
                                                                         =======  ========  =========
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $4,299   $(8,263)  $(13,217)
                                                                         =======  ========  =========
Weighted average shares outstanding . . . . . . . . . . . . . . . . . .   5,976     6,444      6,841
Computation of diluted earnings per share:
     Common shares issuable under outstanding stock options . . . . . .     767         -          -
     Less shares assumed repurchased with proceeds from exercise stock
          Options . . . . . . . . . . . . . . . . . . . . . . . . . . .    (510)        -          -
                                                                         -------  --------  ---------
     Adjusted weighted average shares outstanding . . . . . . . . . . .   6,233     6,444      6,841
                                                                         =======  ========  =========
     Diluted earnings (loss) per share. . . . . . . . . . . . . . . . .  $ 0.69   $ (1.28)  $  (1.93)
                                                                         =======  ========  =========

10.     COMMITMENTS  AND  CONTINGENCIES

     The Company leases various office facilities under non-cancelable operating lease agreements. Rent expense amounted to $1,129,000, $3,100,000 and $1,750,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

     At December 31, 2000, future lease payments under non-cancelable leases with terms of more than one year are as follows:
              2001 . . . . . . . . . . . . . . . . .     $2,279
              2002 . . . . . . . . . . . . . . . . .      2,258
              2003 . . . . . . . . . . . . . . . . .      1,828
              2004 . . . . . . . . . . . . . . . . .        752
              2005 . . . . . . . . . . . . . . . . .        202
              Thereafter . . . . . . . . . . . . . .         67
                                                       --------
                                                         $7,386
                                                       ========

     The Company has employment agreements with certain officers and key members of management of the Company, which automatically renew for one-year terms. The agreements provide for minimum salary levels, incentive bonuses at the discretion of the Company's Board of Directors and customary benefits including insurance coverage. In addition, the employment agreements further provide for severance pay ranging from six months to two year's base salary, bonus, and benefits, depending on the cause of termination and in the event of a change in corporate control.

     From time to time, the Company is a party to routine litigation in the ordinary course of business. The Company does not believe that such litigation will have a material impact on the financial statements.

11.     EMPLOYEE  BENEFIT  PLANS

401(k)  Plan

     The Company sponsors a 401(k) profit sharing plan (the "401(k) Plan") which covers substantially all of its U.S. employees. Employees are eligible to participate after completing three months of service. The 401(k) Plan provides for elective contributions by employees up to the maximum limit allowed by the Internal Revenue Code. The Company currently matches 50% of the amount deferred by participants, on deferral amounts up to 7.5% of compensation. Although the Company has not made any profit sharing contributions, the 401(k) Plan permits the Company to make a discretionary profit sharing contribution which, if made, is allocated to the accounts of participants who have been credited with 1,000 hours of service during a plan year and who are employed on the last day of a plan year. The Company made matching contributions equal to $0.50 for the years ended December 31, 1998, 1999 and 2000 for each dollar contributed to the 401(k) Plan, subject to the limits noted above, by employees. These amounts have been included in general and administrative expenses on the statements of operations. An employee is fully vested in the matching contributions after six years of employment, or earlier upon attainment of appropriate retirement age, upon retirement due to disability, or upon death. The Company made contributions to the 401(k) Plan aggregating approximately $385,000, $504,000 and $176,000 during the years ended December 31, 1998, 1999 and 2000, respectively. Payment of benefits is generally made in the form of a single lump sum or in installments. The Company sponsors similar plans in Canada and the United Kingdom and previously in Mexico, South Africa and Venezuela, pursuant to which employees may defer specified percentages of compensation which the Company matches at a rate of 50-100% on the first 3-5% of compensation deferred.

Incentive  Compensation  and  Profit  Sharing  Policies

     The Company has implemented incentive compensation and profit sharing policies that cover substantially all salaried employees. Employees in positions at project manager or below, as well as administrative staff, are eligible for discretionary profit sharing payments. Each employee's profit sharing payment is based on a formula and is contingent upon his or her level of salary and length of service. Employees in positions at project manager or above are eligible for incentive compensation payments based on satisfaction of applicable performance criteria. The Company sponsored a profit sharing plan in the United Kingdom, pursuant to which 9% of net revenue are paid to employees on a partially tax-deferred basis. This plan was terminated in December 1998. The Company continued a discretionary profit sharing plan in the Americas division in 2000 and United Kingdom division for 1999 and 2000. The Company approved and made incentive compensation and profit sharing payments aggregating approximately $2,456,000, $2,882,000, and $1,304,000 for the years ended December 31, 1998,
1999, and 2000, respectively, which are included in sales, general and administrative expense.

12.      RESTRUCTURING  CHARGE

During the three month period ended March 31, 2000, the Company implemented a plan to address the dramatic decline in training and documentation activity for enterprise resource planning implementations. The plan consisted of regional base consolidations and downsizing of billable and non-billable personnel. Charges included the costs of involuntary employee termination benefits, write-down of certain property and equipment and reserves for leasehold abandonment. The reduction in workforce consisted of 60 billable consultants and 44 non-billable administrative personnel. Substantially all of the employee terminations were completed during the first quarter. The Company recognized approximately $1.5 million expense attributable to involuntary employee termination benefits during the first quarter, of which approximately $1.2 million has been paid at December 31, 2000. In addition the Company has reserved approximately $0.9 million related to the abandonment of leases and approximately $1.0 million related to the writedown of leasehold improvements, furniture and equipment held by its Americas division in the first quarter of 2000. During the fourth quarter of 2000 due to weakening in the real estate market, the Company recorded an additional $1.3 million reserve for lease abandonment resulting in a total annual charge of $2.2 million. Of the $2.2 million reserved for lease abandonment, approximately $0.8 Million has been paid against the reserve. At December 31, 2000, the Company believes that the remaining provision is adequate to cover the future costs attributable to this plan. At December 31, 2000 an accrual of approximately $0.3 million for severance pay remained related to severance contracts being paid over a 12-month period. In addition, approximately $1.4 million remained accrued for future lease payments related to abandoned leases.

13.     SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION

                                       YEARS ENDED DECEMBER, 31
                                                                     1998     1999    2000
                                                                    -------  ------  ------
Cash paid (received) for interest and income taxes (in thousands):
     Interest                                                       $  271   $    -  $   74
     Income taxes. . . . . . . . . . . . . . . . . . . . . . . . .   2,137    1,198   2,697

Non-cash activities were (in thousands):
     Common stock issued for notes receivable. . . . . . . . . . .  $    -   $    -  $    -
     Exercise of stock options using company stock . . . . . . . .       -      146       -
     Deferred offering costs . . . . . . . . . . . . . . . . . . .    (898)       -       -
     Income tax expense related to restricted stock plan . . . . .   1,781        -       -

14.     SEGMENT  REPORTING

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

     Because the Company's operations are geographically based, the organization is divided into three operating divisions: the Americas Division, which includes its operations in North America; the EMEA Division, which includes its operations in Europe, and the Asia Pacific Division, which includes its operations in Australia, Singapore and Asia. The Company provides employee education and support services to companies investing in business technology in all geographic regions.

     The  Company's  reportable  segment  information  was  as  follows:

                                                    EUROPE,
                                                  MIDDLE EAST
(in thousands)                        AMERICAS     & AFRICA      ASIA PACIFIC     TOTAL
                                     ----------  -------------  --------------  ---------
YEAR ENDED DECEMBER 31, 2000
     Revenue. . . . . . . . . . . .  $  11,834   $     12,476   $       6,679   $ 30,989
     Operating income (loss). . . .    (12,363)        (5,033)         (3,193)   (20,589)
     Total assets . . . . . . . . .     14,872          6,440           3,628     24,940
     Capital expenditures . . . . .        151             34              68        253
     Depreciation and amortization.      1,530          1,076             404      3,010
YEAR ENDED DECEMBER 31, 1999
     Revenue. . . . . . . . . . . .  $  41,500   $     20,505   $       8,290   $ 70,295
     Operating income (loss). . . .     (7,703)        (2,306)         (1,575)   (11,584)
     Total assets . . . . . . . . .     24,409          6,432           2,077     32,918
     Capital expenditures . . . . .      4,739          1,310             200      6,249
     Depreciation and amortization.      2,190            298              72      2,560
YEAR ENDED DECEMBER 31, 1998
     Revenue. . . . . . . . . . . .  $  51,240   $     22,498   $       6,394   $ 80,132
     Operating income (loss). . . .      4,043          2,843             204      7,090
     Total assets . . . . . . . . .     39,083          7,641           2,179     48,903
     Capital expenditures . . . . .      7,005            339              54      7,398
     Depreciation and amortization.        904            178              56      1,138

15.     QUARTERLY  OPERATING  RESULTS

     The following tables set forth unaudited income statement data for each of the eight quarters in the period beginning January 1, 1999 and ending December
31, 2000, as well as the percentage of the Company's total revenue represented by each item. In management's opinion, this unaudited information has been prepared on a basis consistent with the Company's audited annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Yearly Report Form 10K. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                              THREE MONTH PERIOD ENDED
                                            --------------------------------------------------------------------------------------
                                             MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,    MARCH 31,    JUNE 30,    SEPT. 30,
                                               1999         1999        1999         1999        2000         2000        2000
                                            -----------  ----------  -----------  ----------  -----------  ----------  -----------
INCOME STATEMENT DATA:
                                                                     (in thousands except per share amounts)
     Revenue . . . . . . . . . . . . . . .  $   24,129   $  22,047   $   15,804   $   8,315   $    6,369   $   8,020   $    8,148
     Cost of revenue . . . . . . . . . . .      11,586      11,305        8,426       7,400        5,928       5,262        4,224
     Gross profit. . . . . . . . . . . . .      12,543      10,742        7,378         915          441       2,758        3,924
                                            -----------  ----------  -----------  ----------  -----------  ----------  -----------
     Selling and marketing expense . . . .       1,864       2,263        1,621       1,655        1,418       1,305        1,154
     Development expense . . . . . . . . .         640         434          350         379          469       1,732          923
     General and administrative expense. .       7,818       7,600        8,864       9,179        5,926       4,214        3,550
     Amortization expense. . . . . . . . .           4          53          148         148          192         191          189
     Restructuring charge. . . . . . . . .           -           -            -           -        3,354           -            -
     Employee stock-related charge . . . .           -         142            -           -            -           -            -
                                            -----------  ----------  -----------  ----------  -----------  ----------  -----------
     Operating income (loss) . . . . . . .       2,217         250       (3,605)    (10,446)     (10,918)     (4,684)      (1,892)
     Other income (expense), net . . . . .         104          25           90          68           26         (30)          58
                                            -----------  ----------  -----------  ----------  -----------  ----------  -----------
     Income (loss) before taxes. . . . . .       2,321         275       (3,515)    (10,378)     (10,892)     (4,714)      (1,834)
     Provision (benefit) for income taxes.         853         138       (1,318)     (2,707)      (3,423)     (1,641)        (950)
                                            -----------  ----------  -----------  ----------  -----------  ----------  -----------
     Net  income (loss). . . . . . . . . .  $    1,468   $     137   $   (2,197)  $  (7,671)  $   (7,469)  $  (3,073)  $     (884)
                                            ===========  ==========  ===========  ==========  ===========  ==========  ===========

     Basic earnings (loss) per share . . .  $     0.22   $    0.02   $    (0.34)  $   (1.20)  $    (1.16)  $    (.48)  $     (.14)
     Weighted average shares outstanding .       6,546       6,388        6,418       6,418        6,418       6,419        6,419

     Diluted earnings (loss) per share . .  $     0.22   $    0.02   $    (0.34)  $   (1.20)  $    (1.16)  $    (.48)  $     (.14)
     Weighted average shares outstanding .       6,737       6,489        6,418       6,418        6,418       6,419        6,419

                                                                               As a percent of revenue
     Revenue . . . . . . . . . . . . . . .       100.0%      100.0%       100.0%      100.0%       100.0%      100.0%       100.0%
     Cost of revenue . . . . . . . . . . .        48.0        51.3         53.3        89.0         93.1        65.6         51.8
                                            -----------  ----------  -----------  ----------  -----------  ----------  -----------
     Gross profit. . . . . . . . . . . . .        52.0        48.7         46.7        11.0          6.9        34.4         48.2
     Selling and marketing expense . . . .         7.7        10.3         10.3        19.9         22.3        16.3         14.2
     Development expense . . . . . . . . .         2.7         2.0          2.2         4.6          7.3        21.6         11.3
     General and administrative expense. .        32.4        34.4         56.1       110.4         93.0        52.5         43.6
     Amortization expense. . . . . . . . .           -         0.2          0.9         1.8          3.0         2.4          2.3
     Restructuring . . . . . . . . . . . .           -           -            -           -         52.7           -            -
     Employee stock-related charge . . . .           -         0.7            -           -            -           -            -
                                            -----------  ----------  -----------  ----------  -----------  ----------  -----------
     Operating income (loss) . . . . . . .         9.2         1.1        (22.8)     (125.6)      (171.4)      (58.4)       (23.2)
     Other income (expense), net . . . . .         0.5         0.1          0.6         0.8          0.4        (0.4)         0.7
                                            -----------  ----------  -----------  ----------  -----------  ----------  -----------
     Income (loss) before taxes. . . . . .         9.6         1.2        (22.2)     (124.8)      (171.0)      (58.8)       (22.5)
     Provision (benefit) for income taxes.         3.5         0.6         (8.3)      (32.6)       (53.7)      (20.5)       (11.7)
                                            -----------  ----------  -----------  ----------  -----------  ----------  -----------
     Net income (loss) . . . . . . . . . .         6.1%        0.6%      (13.9)%     (92.3)%     (117.3)%     (38.3)%       (10.8)
                                             ==========  ==========  ===========  ===========  ===========  =========  ===========


                                             DEC. 31,
                                               2000
                                            ----------
INCOME STATEMENT DATA:

     Revenue . . . . . . . . . . . . . . .  $   8,452
     Cost of revenue . . . . . . . . . . .      5,242
                                            ----------
     Gross profit. . . . . . . . . . . . .      3,210
     Selling and marketing expense . . . .      1,068
     Development expense . . . . . . . . .        543
     General and administrative expense. .      3,194
     Amortization expense. . . . . . . . .        188
     Restructuring charge. . . . . . . . .      1,312
     Employee stock-related charge . . . .          -
                                            ----------
     Operating income (loss) . . . . . . .     (3,095)
     Other income (expense), net . . . . .        (29)
                                            ----------
     Income (loss) before taxes. . . . . .     (3,124)
     Provision (benefit) for income taxes.     (1,333)
                                            ----------
     Net  income (loss). . . . . . . . . .  $  (1,791)
                                            ==========

     Basic earnings (loss) per share . . .  $    (.22)
     Weighted average shares outstanding .      8,093

     Diluted earnings (loss) per share . .  $    (.22)
     Weighted average shares outstanding .      8,093

     Revenue . . . . . . . . . . . . . . .      100.0%
     Cost of revenue . . . . . . . . . . .       62.0
                                            ----------
     Gross profit. . . . . . . . . . . . .       38.0
     Selling and marketing expense . . . .       12.6
     Development expense . . . . . . . . .        6.4
     General and administrative expense. .       37.8
     Amortization expense. . . . . . . . .        2.2
     Restructuring . . . . . . . . . . . .       15.5%
     Employee stock-related charge . . . .          -
                                            ----------
     Operating income (loss) . . . . . . .      (36.6)
     Other income (expense), net . . . . .       (0.3)
                                            ----------
     Income (loss) before taxes. . . . . .      (37.0)
     Provision (benefit) for income taxes.      (15.8)
                                            ----------
     Net income (loss) . . . . . . . . . .     (21.2)%
                                            ==========