Form 10-K/A
period 2000-12-31
DA CONSULTING GROUP INC
filed 2001-04-30
CIK 1051209

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 AMENDMENT NO. 1


          Pursuant to Section 13 or 15(d) of The Securities Act of 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                          Commission File No. 00-24055
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

                                 Title of Class:
                    COMMON SHARES, PAR VALUE $0.01 PER SHARE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
     -     -

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].


     As of April 30, 2001, the aggregate market value of the Registrant's common stock, $0.01 par value, held by non-affiliates of the Registrant was approximately $5,553,000.

     As of April 30, 2001, 8,418,604 shares of the Registrant's common stock, $0.01 par value, were outstanding.

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The names, ages and present positions of the directors and executive officers of the Company as well as other relevant information are set forth below:

                                                              Year in Which
                                                              -------------
                                                              First Became
                                                              -------------
Name                      Age      Position with Company        Director
------------------------  ---  -----------------------------  -------------
Virginia L. Pierpont      59   Chairman of the Board of           1987
                               Directors

John E. Mitchell          43   President and Chief Executive      2000
                               Officer and Director

Malcolm G. Wright         44   Chief Operating Officer

Dennis C. Fairchild       51   Executive Vice President and
                               Chief Financial Officer

Nigel W.E. Curlet         55   Director                           1996

Gunther E.A. Fritze       64   Director                           1996

B.K. Prasad               64   Director                           2000

Richard W. Thatcher, Jr.  61   Director                           1996

     Virginia L. Pierpont, age 59, founded the Company as a sole proprietorship in 1984, incorporated the business in 1987, and opened its United Kingdom operation in 1988. Ms. Pierpont was the Chief Executive Officer of the Company from 1984 to 1993 and has served as Chairman of the Board from December 1996 through August 1998 and again from April 2000 to the present. She is a member of the Company's Compensation Committee. Ms. Pierpont is a Class B Director whose term expires at the 2003 Annual Meeting.

     John E. Mitchell, age 43, has served as a director since June 2000. Mr. Mitchell joined the Company in October 1999 as president of its Europe, Middle East, Africa division with primary responsibilities for operational functions within this division. In February 2000, Mr. Mitchell was promoted to Chief Operating Officer of the Company. In April 2000, Mr. Mitchell was promoted to President and Chief Executive Officer. Prior to joining the Company, Mr. Mitchell was with Equifax Inc. from January 1997 to October 1999 as Chief Marketing Officer and before that was with International Business Machines Corporation (IBM) for 18 years serving in various sales and marketing positions. Mr. Mitchell is a Class C Director whose term expires at the 2001 Annual Meeting.

     Malcolm G. Wright, age 44, joined the Company in March 2000 as Vice President of Europe and, in February 2001, was promoted to Chief Operating Officer. Prior to joining the Company, Mr. Wright was with Equifax Plc from November 1996 to January 2000, and his last position was as European & UK Divisional Director of Commercial Information Services. He also spent 17 years with Dun & Bradstreet and was Director of Multinational Development at Dun & Bradstreet Europe from December 1990 to November 1996.

     Dennis C. Fairchild, age 51, joined the Company in April 1999 as Executive Vice President and Chief Financial Officer and is primarily responsible for the finance and administrative functions of the Company. Prior to joining the Company, Mr. Fairchild provided consulting services from April 1998 to February 1999. From April 1997 to April 1998, Mr. Fairchild was Chief Financial Officer at National Water & Power. He served as Chief Financial Officer at AmeriQuest Technologies from January 1994 to April 1997 and at Southeast Frozen Foods from March 1990 to January 1994. Mr. Fairchild received his B.A. from Mankato State University.

     Nigel W.E. Curlet, age 55, has served as a director since December 1996. Since 1976, he has been employed in various capacities by Shell Chemical Company and is currently its Manager-Demand Chain Center of Excellence. Mr. Curlet's prior management roles at Shell were in its information technology, research and development, and operations and strategic planning departments. He is a member of the Company's Audit, Compensation and Stock Option Committees. Mr. Curlet is a Class A director whose term expires at the 2002 Annual Meeting.

     Gunther E.A. Fritze, age 64, has served as a director since December 1996. Mr. Fritze is retired. From 1962 to 1999, Mr. Fritze was employed in various capacities by Bank of Boston. Mr. Fritze's most recent position was Manager, Finance Companies. Mr. Fritze is a member of the Company's Audit, Compensation and Stock Option Committees. Mr. Fritze is a Class A Director whose term expires at the 2002 Annual Meeting.

     B.K. Prasad, Ph.D., age 64, has served as a director since December 2000. Dr. Prasad, a corporate strategy and management consultant, has been employed as a Director and Vice President by Comcraft Canada Limited since 1987, and by Comcraft Asia (Pte) Ltd. from 1981 to 1987. Prior to joining Comcraft, Dr.
Prasad served in various senior finance and management positions in large industrial organizations. Dr. Prasad holds an LLB, MBA, FCMA, FCA and CPA. Dr. Prasad has been designated by Purse Holding Limited ("Purse") to serve as a member of the Board of Directors pursuant to the Stock Purchase Agreement between the Company and Purse under which Purse has the right to designate one director for so long as Purse owns at least 25% of the Company's Common Stock that it purchased under the Stock Purchase Agreement. Dr. Prasad is a Class C Director whose term expires at the 2001 Annual Meeting.

     Richard W. Thatcher, Jr., age 61, has served as a director since December 1996. Since 1992, he has been Senior Vice President in the investment banking firm of PMG Capital Corp. Mr. Thatcher is a member of the Company's Audit Committee. Mr. Thatcher is a Class B Director whose term expires at the 2003 Annual Meeting.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2000, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten-percent beneficial owners were complied with except (i) Purse Holding Limited, a British Virgin Islands limited company which purchased more than 10% of the Company's Common Stock on October 16, 2000, and Chandaria Charitable Foundation 1982 No. 5, the sole shareholder of Purse Holding Limited, filed a late joint Form 3, and (ii) Virginia L. Pierpont, a director of the Company, filed a late Form 3 to record certain shares of Common Stock held indirectly, a late Form 4 to record a single transaction, and a late Form 5 to record a single transaction.

ITEM  11.  EXECUTIVE  COMPENSATION

CASH  AND  NON-CASH  COMPENSATION  PAID  TO  CERTAIN  EXECUTIVE  OFFICERS

          The following table sets forth, with respect to services rendered during 2000, 1999, and 1998, the total compensation earned by (i) each individual who served as the Company's Chief Executive Officer during 2000, (ii) each of the four most highly compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers at the end of 2000 and whose respective total annual salary and bonus exceeded $100,000 during 2000, and (iii) two additional individuals who would have been included in part
(ii) above but for the fact that the individuals were not serving as executive officers of the Company at the end of 2000 (collectively, the "named executive officers").

                                             SUMMARY COMPENSATION TABLE

                                                                                  LONG  TERM
                                                                                 COMPENSATION
                                                                                 ------------
                                                 YEAR     ANNUAL COMPENSATION (1)   AWARDS
                                                 ----     -----------------------   ------

                                                                                  SECURITIES
                                                                                  UNDERLYING         ALL OTHER
NAME AND PRINCIPAL POSITION                            SALARY($) (2)   BONUS($)   OPTIONS (#)  COMPENSATION ($) (3)
---------------------------                            --------------  ---------  -----------  ---------------------
John E. Mitchell (4)                             2000  $      311,742  $ 175,500      468,000  $         16,849 (11)
     President and Chief Executive Officer       1999             ---        ---          ---                   ---
                                                 1998             ---        ---          ---                   ---

Dennis C. Fairchild (5)                          2000  $      189,847  $  92,000       40,000  $         17,092 (12)
     Executive Vice President - Finance and      1999  $      142,708  $  55,000       30,750  $             46,046
    Administration, Chief Financial Officer      1998             ---        ---          ---                   ---

Virginia L. Pierpont (6)                         2000  $      103,125        ---          ---                   ---
     Chairman of the Board of Directors          1999             ---        ---        1,025                   ---
                                                 1998             ---        ---          ---                   ---

Nicholas H. Marriner (7)                         2000  $       43,020        ---          ---  $         66,634 (13)
     Former President, Chief Executive Officer   1999  $      335,000        ---          ---                   ---
     and Chairman of the Board of Directors      1998  $      432,000  $ 168,480          ---                   ---

Patrick J. Newton (8)                            2000  $       63,046        ---          ---  $          3,330 (14)
     Former President and Chief Executive        1999  $      333,505        ---       98,500                   ---
    Officer                                      1998  $      306,000  $  95,068       42,000  $          2,192,400

Eric J. Fernette (9)                             2000  $      116,048        ---       15,750  $        113,631 (15)
     Former Executive Vice President,            1999  $      155,700  $  40,000       27,250                   ---
    Human Resources                              1998  $      141,583  $ 132,818        4,200                   ---

Lisa L. Costello (10)                            2000  $      115,752        ---       40,000  $         21,759 (16)
     Former Executive Vice President,            1999  $      160,260  $  40,000       33,500                   ---
    Research and Development                     1998  $      156,313  $ 138,856       21,000                   ---

_________________

(1) All figures converted to U.S. dollars based upon the exchange rate at the end of the applicable fiscal year.

(2) Salary includes amounts deferred, if any, pursuant to the Company's 401(k) plan.

(3) Amounts include compensation expense attributed to employee stock awards, employer 401(k) contributions and Company perquisites.

(4) Mr. Mitchell joined the Company on October 4, 1999 as president of its Europe, Middle East, Africa division, was elected as the Company's Chief Operating officer effective February 11, 2000 at a base salary of $270,000, and was elected as the President and Chief Executive Officer of the Company effective April 4, 2000 at a base annual salary of $292,500. His base salary increased to $390,000 effective November 1, 2000.

(5) Mr. Fairchild was elected as an Executive Vice President and the Chief Financial Officer of the Company on April 14, 1999 at a base annual salary of $175,000. His base salary increased to $220,000 effective November 1, 2000.

(6) Ms. Pierpont receives $150,000 annually, beginning May 1, 2000, under her employment agreement for her service as Chairman of the Board of Directors. She also received a $3,125 retainer in the first quarter of 2000 which was paid to all directors who were not also employees of the Company.

(7) Mr. Marriner served as Chief Executive Officer of the Company through November 30, 1999. He was elected as the President and Chief Executive Officer of the Company effective February 11, 2000. He resigned his position as Chairman of the Board of Directors, President and Chief Executive Officer effective April 3, 2000.

(8) Mr. Newton served as Chief Executive Officer of the Company effective December 1, 1999. His base salary was $378,276 on February 11, 2000, the date his resignation as President and Chief Executive Officer of the Company became effective.

(9) Mr. Fernette resigned his position as Executive Vice President - Human Resources on August 15, 2000, at which time his base annual salary was $157,248.

(10) Ms. Costello resigned her position as Executive Vice President - Research and Development on August 10, 2000, at which time her base salary was $165,593.

(11)     Represents  $16,849  in  car  allowance.

(12) Represents $14,400 in car allowance and $2,692 in employer 401(k) contributions.

(13)     Represents  $66,634  in  severance  pay.

(14)     Represents  $3,330  in  car  allowance.

(15) Represents $9,600 in car allowance, $5,250 in employer 401(k) contributions, $89,181 in severance pay, and $9,600 from termination of a deferred compensation plan.

(16) Represents $9,000 in car allowance, $4,959 in employer 401(k) contributions, and 7,800 from termination of a deferred compensation plan.

STOCK  OPTIONS  GRANTED  TO  CERTAIN  EXECUTIVE OFFICERS DURING LAST FISCAL YEAR

     Under the 1997 Stock Option Plan, options to purchase Common Stock are available for grant to directors, officers and other key employees of the Company. The following table sets forth certain information regarding options for the purchase of Common Stock that were awarded to the named executive officers during 2000.

                                         OPTION GRANTS IN CALENDAR YEAR 2000

                         Number of
                        Securities      Percent of Total                                    Potential Realizable Gain
                        Underlying     Options Granted to   Exercise or                     at Assumed  Annual Rates
                          Options         Employees in       Base Price     Expiration  of Stock Appreciation for Option
Name                  Granted (#) (1)   Last Fiscal Year     ($/Sh) (2)        Date                   Terms
--------------------  ---------------  -------------------  ------------  --------------      Compounded Annually
                                                                                          --------------------------
                                                                                             5% ($)        10% ($)
                                                                                          -------------  -----------
John E. Mitchell . .          75,000                    7%         3.25       2/11/2010         153,293      388,475
                              75,000                    7%         3.25       2/11/2010         153,293      388,475
                          308,000 (3)                  30%         1.44       5/01/2010         278,443      705,269

Dennis Fairchild . .       40,000 (3)                   4%         1.44       5/01/2010          36,224       91,800
Virginia L. Pierpont               0                  ---           ---             ---             ---          ---
Nicholas H. Marriner               0                  ---           ---             ---             ---          ---
Patrick J. Newton                  0                  ---           ---             ---             ---          ---
Eric J. Fernette . .          15,750                    2%         3.44       8/15/2001          34,074       86,349
                                                                                 (4)
Lisa L. Costello . .          40,000                    4%         1.44      11/10/2000          36,224       91,800
                                                                                 (5)

-----------------------------

(1) Unless otherwise, noted, all options vest in one-third installments on the second, third, and fourth anniversaries of the date of grant.

(2) The exercise price equaled the fair market value of a share of Common Stock on the date of grant as determined by the Board of Directors. The exercise price is payable in cash or by delivery of shares of Common Stock having a fair market value equal to the exercise price of the options exercised.

(3)     Options  vest  in  one-half installments on May 1, 2001 and May 1, 2002.

(4) The options are exercisable for the time period during which Mr. Fernette receives separation payments from the Company under the Agreement and Release between Mr. Fernette and the Company, but not beyond August 15, 2001.

(5) The option was terminated three months after Ms. Costello resigned from the Company.

STOCK OPTIONS EXERCISED BY NAMED EXECUTIVE OFFICERS DURING 2000 AND HELD BY NAMED EXECUTIVE OFFICERS AT DECEMBER 31, 2000

          No options granted by the Company were exercised by the named executive officers during 2000. The following table sets forth certain information regarding options for the purchase of Common Stock that were held by the named executive officers.

                                AGGREGATED OPTIONS EXERCISED IN LAST FISCAL YEAR
                                        AND FISCAL YEAR-END OPTION VALUES

                                                Number of Securities Underlying  Value of Unexercised In-the-Money
                         Shares                  Unexercised Options at FY-End          Options at FY-End
                      Acquired on      Value     -----------------------------          -----------------
Name                  Exercise (#)  Realized($)               (#)                            ($) (1)
--------------------  ------------  -----------               ---                            -------

                                                  Exercisable    Unexercisable     Exercisable    Unexercisable
                                                 --------------  --------------  ---------------  --------------
John E. Mitchell . . .         ---          ---          38,500         436,500              ---            ---
Dennis C. Fairchild . .        ---          ---           5,375          66,375              ---            ---
Virginia L. Pierpont .         ---          ---           1,025             -0-              ---            ---
Nicholas H. Marriner .         ---          ---             -0-             -0-              ---            ---
Patrick J. Newton . . .        ---          ---             -0-             -0-              ---            ---
Eric J. Fernette . . .         ---          ---           5,375          65,375              ---            ---
Lisa L. Costello . . .         ---          ---             -0-             -0-              ---            ---

____________________
(1) Based on $0.781 per share, the closing price of the Common Stock, as reported by the Nasdaq National Market, on December 29, 2000.

COMPENSATION  OF  DIRECTORS

     During 2000, the Company paid each director who was not also an employee of the Company an annual retainer of $12,500 on a quarterly basis and awarded each such director an option to purchase 5,333 shares of Common Stock pursuant to the Company's 1997 Stock Option Plan, being that number of options determined by dividing $10,000 by the fair market value of a share of Common Stock on June 6, 2000, the date of the Company's 2000 Annual Meeting. During 2001, the Company will pay each director, who is not also an employee of the Company, a $12,500 annual retainer and will award (as of and on the date of the Company's Annual Meeting) pursuant to the 1997 Stock Option Plan, each such director that number of options to purchase Common Stock determined by dividing $10,000 by the fair market value of a share of Common Stock on the date of the Annual Meeting. The Company also reimburses directors for travel expenses incurred on behalf of the Company.

     Ms. Pierpont received the first quarterly installment of $3,125 of the retainer paid to all non-employee directors of the Company. Thereafter, she did not receive any further installments of the retainer because she entered into an employment agreement under which she receives a salary for serving as the Chairman of the Board, as described below.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     The Company entered into an employment agreement with Ms. Pierpont, effective April 4, 2000. Pursuant to her employment agreement, Ms. Pierpont receives $150,000 per year and reimbursement for her expenses incurred on behalf of the Company, beginning May 1, 2000, to serve as the Chairman of the Board of Directors. Ms. Pierpont's salary may be increased by the Board upon its annual review at the beginning of each calendar year. Ms. Pierpont serves at the

Board's discretion, and, if terminated by the Board, she is entitled to receive her salary for 90 days after she receives notice of termination. If Ms. Pierpont is terminated within 180 days of a change of control of the Company, she is entitled to receive her salary for 180 days after she receives notice of termination. Ms. Pierpont's employment agreement contains a non-compete covenant that is in effect during the term of her employment and for 18 months following her termination.

     The Company entered into an employment agreement with Mr. Mitchell, the Company's President and Chief Executive Officer, effective April 4, 2000. Pursuant to his employment agreement, Mr. Mitchell received an initial base salary of (British pounds) 195,000 per year which may be increased by the Board upon its annual review at the beginning of each calendar year. The annualized salary of Mr. Mitchell for 2001 is $390,000. Mr. Mitchell receives customary benefits, including medical, dental, disability and life insurance and other employee benefit plans available to employees at his level. Further, he is eligible for an annual performance bonus, as determined by the Company. Mr.
Mitchell may be terminated without cause, as defined in the employment agreement, upon 90 days written notice. If so terminated, he is entitled to receive his salary and benefits for 18 months after termination, including any bonus paid or payable for the calendar year before his termination, and all of his outstanding stock options become fully vested and exercisable. If Mr. Mitchell voluntarily terminates his employment agreement on 30 days prior written notice with good reason, as defined in the agreement, then he is entitled to receive his salary and benefits for 12 months, including any bonus paid or payable for the previous calendar year, and all of his stock options become fully vested and exercisable. If Mr. Mitchell terminates his employment agreement on one year's prior written notice, he will receive his salary and benefits for 12 months after the termination is effective, including any bonus paid or payable for the calendar year before the termination. Mr. Mitchell's employment agreement contains a non-compete covenant that is in effect during the term of his employment and for 18 months after his termination, unless termination is by the Company without cause or by Mr. Mitchell for good reason.

     The Company also entered into a separation agreement with Mr. Mitchell, effective April 4, 2000, the initial term of which is two years. The Company may, in its sole discretion, extend, terminate or modify the agreement within 60 days from and after its expiration and, if it takes no action within 60 days after expiration of the term, the agreement is automatically extended for an additional two years. Also, the agreement remains in force for two years after any change in control of the Company, as defined in the agreement. Under the agreement, if Mr. Mitchell is involuntarily terminated within two years after a change in control of the Company, he is entitled to (i) (British pounds) 195,000 as a lump sum in cash, (ii) a lump sum in cash equal to the cost of his benefits for two years, (iii) out-placement services in connection with finding new employment and (iv) the right to immediately exercise all outstanding stock options granted to him by the Company.

     The Company entered into an employment agreement with Mr. Wright, the Company's Chief Operating Officer, dated February 6, 2001. Pursuant to his employment agreement, Mr. Wright was entitled to receive an initial base salary of (British pounds) 150,000 per year or such other rate as is shown on his pay slip, subject to annual review, and the Company matches his contributions to his personal pension up to five percent of his total pay. The annualized salary of Mr. Wright for 2001 is $216,000. Each of the Company and Mr. Wright may terminate the employment contract on six months prior notice in writing. Mr. Wright's employment agreement contains a non-compete covenant that is in effect during the term of his employment and for six months following his termination.

     Prior to his appointment as Chief Operating Officer of the Company, Mr. Wright entered into a change in control separation agreement with the Company, effective September 30, 1999, the initial term of which is two years. The Company may, in its sole discretion, extend, terminate or modify the agreement within 60 days from and after its expiration and, if it takes no action within

60 days after expiration of the term, the agreement is automatically extended for an additional two years. Also, the agreement remains in force for two years after any change in control of the company, as defined in the agreement. Under the agreement, if Mr. Wright is involuntarily terminated within two years after a change in control of the Company, he is entitled to (i) (British pounds) 117,000 as a lump sum in cash, (ii) a lump sum in cash equal to the cost of his benefits for two years, (iii) out-placement services in connection with finding new employment and (iv) the right to immediately exercise all outstanding stock options granted to him by the Company.

     The Company entered into a change in control separation agreement with Mr. Fairchild, the Company's Chief Financial Officer, effective September 30, 1999, the initial term of which is two years. The Company may, in its sole discretion, extend, terminate or modify the agreement within 60 days from and after its expiration and, if it takes no action within 60 days after expiration of the term, the agreement is automatically extended for an additional two years. Also, the agreement remains in force for two years after any change in control of the Company, as defined in the agreement. Under the agreement, if Mr. Fairchild is involuntarily terminated within two years after a change in control of the Company, he is entitled to (i) $243,250 as a lump sum in cash,
(ii) a lump sum in cash equal to the cost of his benefits for two years, (iii) out-placement services in connection with finding new employment and (iv) the right to immediately exercise all outstanding stock options granted to him by the Company.

     The Company entered into employment agreements with each of Messrs. Marriner, Newton and Fernette and Ms. Costello effective January 1, 1998, the initial terms of which expired on December 31, 1998 and which renewed automatically for additional one-year periods on expiration of prior terms. The initial base annual salaries under the employment agreements of the former executive officers were: $432,000 for Mr. Marriner, $306,000 for Mr. Newton; $144,000 for Mr. Fernette and $144,000 for Ms. Costello. The base annual salary of each of the former executive officers was subject to increases periodically at the discretion of the Board of Directors, and each former executive officer was eligible to receive an annual bonus as determined by the Company. The base annual salary of each of the former executive officers at the time that the officer resigned was: $259,614 for Mr. Marriner; $378,276 for Mr. Newton; $157,248 for Mr. Fernette and $165,593 for Ms. Costello. Each of the employment agreements provided for customary benefits, including life, health and disability insurance and 401(k) plan participation. Each of the employment agreements further provided that if the employee was terminated without cause, such employee was entitled to severance pay: Mr. Fernette and Ms. Costello were entitled to salary and benefits for 12 months and 50% of any bonus paid with respect to the calendar year immediately preceding termination; and Messrs. Marriner and Newton were entitled to salary and benefits for 18 months and 100% of any bonus paid with respect to the calendar year immediately preceding termination. If the former executive employee voluntarily terminated the employment agreement for good reason (as defined therein), Mr. Fernette and Ms. Costello were entitled to salary and benefits for six months, including 50% of any bonus paid with respect to the calendar year immediately preceding termination, and Messrs. Marriner and Newton were entitled to salary and benefits for twelve months, including 100% of any bonus paid with respect to the calendar year immediately preceding termination. In the event the former executive officer was terminated in connection with a change in control (as defined therein), Mr. Fernette and Ms. Costello were entitled to receive one year's base salary and benefits and 100% of any bonus paid with respect to the calendar year immediately preceding termination, and Messrs. Marriner and Newton were entitled to receive two years' base salary and benefits and 200% of any bonus paid with respect to the calendar year immediately preceding termination. In the event of termination of the former executive officer by the Company without cause, by the former executive officer for good reason or following a change of control, all outstanding options held by such officer would become fully vested and exercisable. The former executive employees' employment agreements contained non-compete covenants that were in effect during the terms of their employment and for (i) 18 months after termination for each of Messrs. Marriner and Newton and (ii) 12 months after termination for each of Mr. Fernette and Ms. Costello, unless termination was without cause or by the former executive officer for good reason.

     The Company entered into an Agreement and Release with Mr. Fernette, dated August 15, 2000, in connection with his termination of employment with the Company effective the same date. Under the Agreement and Release, the Company agreed to pay Mr. Fernette (i) $8,769.60 in lieu of accrued unused vacation,
(ii) $7,325.98 as full payout as part of a deferred compensation plan, and (iii) $204,483.92 less customary withholding taxes, in installment payments, beginning August 31, 2000, and ending August 15, 2001, which installment payments may be accelerated. Also, all of Mr. Fernette's outstanding stock options became fully vested and exercisable and remain exercisable during the period of time that he receives separation payments. Additionally, Mr. Fernette's 401(k) benefits fully vested on his last day of employment. Mr. Fernette remained bound by the non-compete covenant in his employment agreement with the Company which was in effect for 12 months after his termination of employment.

     The Company entered into an agreement with Mr. Marriner, dated April 4, 2000, in connection with his termination of employment with the Company effective the same date. Under the agreement, the Company agreed to pay Mr. Marriner two months salary in lieu of all notice entitlement and, additionally, a lump sum ex gratia payment of (British pounds) 30,000.

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

Ms. Pierpont served as a member of the Company's Compensation Committee in 2000 and also serves as the Chairman of the Board of Directors for which she receives a salary of $150,000 annually and reimbursement for her expenses incurred on behalf of the Company.

ITEM  12  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth information, as of April 30, 2001, with respect to the beneficial ownership of shares of Common Stock of the Company by each person who is known to the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, by each director or nominee for director, by each of the named executive officers, and by all directors and executive officers as a group.

                                                    Amount and Nature of    Percent of Voting
Name and Address of Beneficial Owner              Beneficial Ownership (1)        Power
------------------------------------------------  ------------------------  ------------------
EXECUTIVE OFFICERS AND DIRECTORS (2)
John E. Mitchell (3) . . . . . . . . . . . . . .                  259,900                 3.0%
Dennis C. Fairchild (4). . . . . . . . . . . . .                   41,041                 0.5%
Virginia L. Pierpont (5) . . . . . . . . . . . .                  619,968                 7.4%
Nicholas H. Marriner (6) . . . . . . . . . . . .                  619,968                 7.4%
Patrick J. Newton. . . . . . . . . . . . . . . .                        0                   *
Eric J. Fernette (7) . . . . . . . . . . . . . .                   72,400                 0.9%
Lisa L. Costello . . . . . . . . . . . . . . . .                    4,200                   *
Nigel W.E. Curlet (8). . . . . . . . . . . . . .                   31,538                   *
Gunther E.A. Fritze (9). . . . . . . . . . . . .                   33,658                   *
Richard W. Thatcher, Jr (9) .. . . . . . . . . .                  119,578                 1.4%
B.K. Prasad. . . . . . . . . . . . . . . . . . .                        0                   *
OTHER SHAREHOLDERS
Worcester Discretionary Trust  (10). . . . . . .                  631,092                 7.5%
Woodbourne Discretionary Trust  (10) . . . . . .                  629,034                 7.5%
Dimensional Fund Advisors, Inc. (11) . . . . . .                  480,000                 5.7%
John Andrew Cowan (12) . . . . . . . . . . . . .                1,260,126                15.0%
Roger Geoffrey Barrs (12). . . . . . . . . . . .                1,260,126                15.0%
Purse Holding Limited (13) . . . . . . . . . . .                4,000,000                38.4%
All directors and executive officers as a group                 1,125,683                12.9%
    (8 persons) . . . . . . . . . . . . . . . .

________________

*     Less  than  1%

(1) Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) and that are exercisable within 60 days of April 30, 2001 have been exercised. Options that are not exercisable within 60 days of April 30, 2001 have been excluded. Unless otherwise, noted, the Company believes that all persons named in the above table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) Unless indicated otherwise, the address of each of these people is: c/o DA Consulting Group, Inc., One Exeter Plaza, Fourth Floor, Boston, Massachusetts 02116.

(3) Includes 230,000 shares that may be acquired upon exercise of stock options.

(4) Includes 32,041 shares that may be acquired upon exercise of stock options.

(5) Includes (i) 370,000 shares owned by Ms. Pierpont's spouse, Nicholas Marriner, the former President and Chief Executive Officer of the Company and Chairman of the Board of Directors, (ii) 8,400 shares held by Ms. Pierpont as custodian for three minors, and (iii) 1,025 shares that may be acquired upon exercise of stock options. Ms. Pierpont disclaims beneficial ownership of the shares owned by her spouse and held as custodian for three minors.

(6) Includes (i) 240,543 shares owned by Mr. Marriner's spouse, Virginia Pierpont, the Chairman of the Board of Directors, (ii) 8,400 shares held by his spouse as custodian for three minors, and (iii) 1,025 shares that his spouse may acquire upon exercise of stock options. Mr. Marriner disclaims beneficial ownership of the shares owned by his spouse, held by his spouse as custodian for three minors and which his spouse may acquire upon exercise of stock options.

(7) Represents 72,400 shares that may be acquired upon exercise of stock options.

(8) Represents (i) 11,130 shares owned by Mr. Curlet's spouse, (ii) 1,450 shares owned by Mr. Curlet's son, and (iii) 18,958 shares that may be acquired upon the exercise of stock options.

(9) Includes 18,958 shares that may be acquired upon exercise of stock options.

(10) Messrs. John Andrew Cowan and Roger Geoffrey Barrs are the co-trustees of the trust. The trustees have the power to appoint all or any part of the capital and income of the trust to one or more of the beneficiaries described in the trust deed and in such names and proportions and at such time as such trustees shall in their discretion determine. The address of this stockholder is: Victory House, 7th Floor, Prospect Hill, Douglas, Isle of Man, British Isle, IM1 1EQ.

(11) Information with respect to the ownership of this stockholder was obtained from Schedule 13G filed February 2, 2001. The address of this stockholder is: 1299 Ocean Avenue, Eleventh Floor, Santa Monica, CA 90401.

(12) Represents (i) 631,092 shares held by such stockholder as a co-trustee of the Worcester Discretionary Trust and (ii) 629,034 shares held by such stockholder as co-trustee of the Woodbourne Discretionary Trust. Such stockholder disclaims beneficial ownership of the shares held by the trusts. The address of this stockholder is: Victory House, 7th Floor, Prospect Hill, Douglas, Isle of Man, British Isle, IM1 1EQ.

(13) Includes 2,000,000 shares that may be acquired by Purse Holding Limited ("Purse") upon exercise of a warrant, exercisable until October 16, 2003. Purse is a British Virgin Islands limited company. Chanderia Charitable Foundation 1982 No. 5 ("Foundation") is the sole shareholder of Purse. R&H Trust Co. (Bermuda) Limited ("Trust") is the Trustee of Foundation. John David Boden and Paul Barrington Hubbard are the joint owners of Trust. Mr. Boden is also the President and a Director of Trust. Mr. Hubbard is also the Vice-President and a Director of Trust and the settlor of Foundation. Purse, Foundation, Trust, and Messrs. Boden and Hubbard have the shared power to vote or to direct the vote of or to dispose or direct the dispostion of the shares of Common Stock. Foundation, Trust, and Messrs. Boden and Hubbard disclaim beneficial ownership of the 4,000,000 shares of Common Stock. The address of Purse is:
Altstetterstrasse 126, P.O. Box 1705, CH-8048, Zurich, Switzerland. The address of Foundation, Trust and Messrs. Boden and Hubbard is: Corner House, 20 Parliament Street, Hamilton HM 12, Bermuda. Information with respect to these stockholders was obtained from Schedule 13D filed March 16, 2001.

WARRANTS  TO  PURCHASE  COMMON  STOCK

     On October 16, 2000, the Company consummated the sale to Purse Holding Limited, a British Virgin Islands limited company ("Purse"), of two million shares of the Company's Common Stock for $4.8 million and warrants to purchase up to three million shares of the Company's Common Stock. The sale was effected pursuant to a Securities Purchase Agreement, dated August 2, 2000, between the Company and Purse. In accordance with the terms of the Securities Purchase Agreement, the Company issued (i) two million shares of Common Stock at a price of $2.40 per share and (ii) warrants to purchase (a) two million shares of Common Stock, exercisable until October 16, 2003, at the greater of $3.00 per share or 85% of the market price per share of the Company's Common Stock at the time of exercise, and (b) one million shares of Common Stock, exercisable for the period of time after January 1, 2002, and until October 16, 2003, at $3.00 per share. As of April 30, 2001, there were 8,418,604 shares of the Company's stock outstanding. Therefore, if Purse exercised the warrants, it would own 44% of the outstanding shares of Common Stock, assuming there were no other changes in the number of shares outstanding.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Not  Applicable

ITEM  14.    EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES, AND REPORTS ON FORM 8-K

(a)     Documents  filed  as  a  part  of  the  Report.

1. The following financial statements of the Company and the related report of independent accountants are filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on April 2, 2001:

                                                                                            Page Number
                                                                                            -----------

Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   32
Consolidated Financial Statements:
   Balance Sheets at December 31, 1999 and 2000. . . . . . . . . . . . . . . . . . . . . . . . . .   33
   Statements of Operations for the years ended December 31, 1998, 1999, and 2000. . . . . . . . .   34
   Statements of Stockholders' Equity for the years ended December 31, 1998, 1999 and 2000 . . . .   35
   Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000 . . . . . . . . .   36
   Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . .   37

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

(c)     Exhibits

EXHIBIT NO.               DESCRIPTION
-----------               -----------

      3.1*   - Amended and Restated Articles of Incorporation of the Company (incorporated by reference to the Company's Form S-1/A filed April 20, 1998).
      3.2*   - Bylaws of the Company, amended on August 6, 1999 (incorporated by reference to the Company's Form 10-Q filed November 15, 1999).
      4.1*   - Specimen Stock Certificate (incorporated by reference to the Company's Form
                 S-1/A filed April 20, 1998).
     10.1*   - Amended and Restated 1997 Stock Option Plan (incorporated by reference to the Company's Form 10-K filed March 30, 2000).+
     10.2*   - Employment Agreement between John Mitchell and the Company dated May
                 15, 2000 (incorporated by reference to the Company's Form 10-Q filed August
                 14, 2000).+
     10.3*   - Securities Purchase Agreement dated August 2, 2000 between the Company and
                 Purse Holding Limited (incorporated by reference to Annex I to the Company's
                 Definitive Proxy Statement filed September 11, 2000).
     10.4*   - Change in Control Agreement between Dennis C. Fairchild and the Company dated September 30, 1999 (incorporated by reference to the Company's Form
                 10-Q filed November 13, 1999).+
     10.5**  - Change in Control Agreement between Malcolm Wright and the Company dated
                 April 10, 2000.+
     10.6    - Conditions of Employment Agreement between Malcolm Wright and DA
                 Consulting Services Limited dated February 6, 2001.+
     10.7*   - Employment Agreement between the Company and Nick Marriner dated
                 January 31, 1998 (incorporated by reference to the Company's Form S-1/A filed February 23, 1998).+
     10.8*   - Employment Agreement between the Company and Patrick J. Newton dated
                 January 31, 1998 (incorporated by reference to the Company's Form S-1/A filed February 23, 1998).+
     10.9*   - Employment Agreement between the Company and Eric J. Fernette dated
                 January 31, 1998 (incorporated by reference to the Company's Form S-1/A filed February 23, 1998).+
     10.10*  - Amended and Restated Employment Agreement between the Company and Lisa
                 Costello dated March 1, 1998 (incorporated by reference to the Company's
                 Form S-1/A filed March 2, 1998).+
     10.11   - Agreement and Release between the Company and Eric Fernette dated August
                 15, 2000.+
     10.12   - Separation Agreement between the Company and John Mitchell dated May 15,
                 2000.+
     10.13   - Employment Agreement between the Company and Virginia L. Pierpont dated
                 October 12, 2000.+
     21.1    - Subsidiaries of the Company
     23.1    - Consent of PricewaterhouseCoopers LLP.

_________
+   Management  contract  or  compensatory  benefit  plan  or  arrangement.
*   Incorporated  by  reference.
**  Filed  with  the  Company's  Form  10-K  filed April 2, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DA  Consulting  Group,  Inc.

Date:   April 30, 2001                  By:   /s/  John  E.  Mitchell
                                              ----------------------------------
                                              John  E.  Mitchell
                                              President  and
                                              Chief  Executive  Officer