Form 10-Q
period 2001-03-31
DA CONSULTING GROUP INC
filed 2001-05-15
CIK 1051209

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR  THE  TRANSITION  PERIOD  FROM               TO


                        COMMISSION FILE NUMBER: 00-24055

                            DA CONSULTING GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 TEXAS                                  76-0418488
     (STATE OR OTHER JURISDICTION OF         I.R.S. EMPLOYER IDENTIFICATION NO.)
      INCORPORATION OR ORGANIZATION)

                           ONE EXETER PLAZA, 4TH FLOOR
                          BOSTON, MASSACHUSETTS  02116
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (617) 375-2800



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              YES  [X]     NO  [ ]

  NUMBER OF SHARES OUTSTANDING OF COMMON STOCK AS OF May 14, 2001 - - 8,418,604
================================================================================

                                    DA CONSULTING GROUP, INC.
                                              INDEX
                                              PART I
                                      FINANCIAL INFORMATION


                                                                                         PAGE NO.
                                                                                         --------
Item 1.     Financial Statements
            Condensed Consolidated Balance Sheets at March 31, 2001
               and December 31, 2000                                                            3
            Condensed Consolidated Statements of Operations for the Three Months ended
               March 31, 2001 and 2000                                                          4
            Condensed Consolidated Statement of Cash Flows for the Three Months ended
               March 31, 2001 and 2000                                                          5
            Notes to Unaudited Condensed Consolidated Financial Statements                      6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                           8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                         11



                                              PART II
                                         OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K                                                   11

Signatures

                          PART I-FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                          DA CONSULTING GROUP, INC.
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (In thousands, except share amounts)


                                                                               MARCH 31,        DECEMBER 31,
                                                                                 2001               2000
                                                                          -------------------  --------------
                              ASSETS                                          (Unaudited)
                              ------
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .  $              488   $         949

  Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . .               3,744           5,226
  Unbilled revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .                 421             206
  Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . . .                 653             708
  Prepaid expenses and other current assets. . . . . . . . . . . . . . .                 615             440
                                                                          -------------------  --------------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . .               5,921           7,529
                                                                          -------------------  --------------
  Property and equipment, net. . . . . . . . . . . . . . . . . . . . . .               7,471           8,130
  Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 260             254
  Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . . .               9,043           8,647
  Intangible assets, net . . . . . . . . . . . . . . . . . . . . . . . .                 375             380
                                                                          -------------------  --------------
           Total assets .. . . . . . . . . . . . . . . . . . . . . . . .  $           23,070   $      24,940
                                                                          ===================  ==============

                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------
Current Liabilities:
  Revolving line of credit . . . . . . . . . . . . . . . . . . . . . . .  $              463   $         154
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,842           1,840
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .               5,753           6,655
                                                                          -------------------  --------------
      Total current liabilities. . . . . . . . . . . . . . . . . . . . .               8,058           8,649
                                                                          -------------------  --------------

Commitments and contingencies

Shareholders' Equity:
  Preferred stock, $0.01 par value: 10,000,000 shares authorized . . . .                   -               -
  Common stock, $0.01 par value: 40,000,000 shares authorized; 8,571,777 shares issued; 8,418,604 shares outstanding at March 31, 2001 and
    December 31, 2000. . . . . . . . . . . . . . . . . . . . . . . . . .                  85              85
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .              34,039          34,039
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .             (16,030)        (15,082)
  Accumulated other comprehensive loss . . . . . . . . . . . . . . . . .              (1,560)         (1,229)
  Treasury stock, at cost: 153,173 shares at March 31, 2001 and
    December 31, 2000. . . . . . . . . . . . . . . . . . . . . . . . . .              (1,522)         (1,522)
                                                                          -------------------  --------------
      Total shareholders' equity . . . . . . . . . . . . . . . . . . . .              15,012          16,291
                                                                          -------------------  --------------
           Total liabilities and shareholders' equity. . . . . . . . . .  $           23,070   $      24,940
                                                                          ===================  ==============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                            DA CONSULTING GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                     THREE MONTHS ENDED
                                          MARCH 31,
                                       2001      2000
                                     --------  ---------
Revenue . . . . . . . . . . . . . .  $ 8,536   $  6,369
Cost of revenue . . . . . . . . . .    4,993      5,928
                                     --------  ---------

  Gross profit. . . . . . . . . . .    3,543        441

Selling and marketing expense . . .    1,058      1,418
Development expense . . . . . . . .      458        469
General and administrative expense.    3,523      6,118
Restructuring charge. . . . . . . .        -      3,354
                                     --------  ---------

  Operating loss. . . . . . . . . .   (1,496)   (10,918)
                                     --------  ---------
Interest (expense) income, net. . .       (6)        26
Other income, net . . . . . . . . .        6          -
                                     --------  ---------

  Total other income, net . . . . .        -         26
                                     --------  ---------

  Loss before taxes . . . . . . . .   (1,496)   (10,892)
Benefit for income taxes. . . . . .     (548)    (3,423)
                                     --------  ---------

       Net loss . . . . . . . . . .  $  (948)  $ (7,469)
                                     ========  =========

Basic loss per share. . . . . . . .  $ (0.11)  $  (1.16)
Weighted average shares outstanding    8,419      6,418

Diluted loss per share. . . . . . .  $ (0.11)  $  (1.16)
Weighted average shares outstanding    8,419      6,418


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                                     DA CONSULTING GROUP, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In thousands)
                                            (Unaudited)


                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                   2001      2000
                                                                                  -------  --------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (948)  $(7,469)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . .     623       852
    Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (341)   (3,371)
    Writedown of fixed assets and reserve for leasehold abandonment. . . . . . .       -     1,935
    Changes in operating assets and liabilities:
      Accounts receivable and unbilled revenue . . . . . . . . . . . . . . . . .   1,267     3,431
      Income tax receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .       -       837
      Prepaid expenses and other current assets. . . . . . . . . . . . . . . . .    (175)     (138)
      Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (6)     (151)
      Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . .    (824)    1,072
      Deferred income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -       (45)
                                                                                  -------  --------
        Total adjustments. . . . . . . . . . . . . . . . . . . . . . . . . . . .     544     4,422
                                                                                  -------  --------

              Net cash used in operating activities. . . . . . . . . . . . . . .    (404)   (3,047)
                                                                                  -------  --------

Cash flows from investing activities:
  Sales of short-term investments. . . . . . . . . . . . . . . . . . . . . . . .       -     2,389
  Purchases of property and equipment. . . . . . . . . . . . . . . . . . . . . .     (35)      (61)
                                                                                  -------  --------

      Net cash (used in) provided by investing activities. . . . . . . . . . . .     (35)    2,328
                                                                                  -------  --------

Cash flows from financing activities:
  Proceeds from revolving line of credit . . . . . . . . . . . . . . . . . . . .     309       489
                                                                                  -------  --------

      Net cash provided by financing activities. . . . . . . . . . . . . . . . .     309       489
                                                                                  -------  --------

Effect of changes in foreign currency exchange rate on cash and cash equivalents    (331)     (164)
                                                                                  -------  --------

      Decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . . .    (461)     (394)
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . .     949     3,406
                                                                                  -------  --------

Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . .  $  488   $ 3,012
                                                                                  =======  ========

                            DA CONSULTING GROUP, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)     ORGANIZATION  AND  BUSINESS

     DA Consulting Group, Inc. ("DACG") together with its subsidiaries, (the "Company") is a leading international provider of employee education and software solutions to companies investing in business information technology. Through its offices in seven countries, DACG delivers customized services for documentation and training necessary for implementation of extended enterprise software applications; technical and non-technical employee education and continuous learning programs; e-Learning applications such as computer-based-training and learning management systems; and consulting on human resource management, change management and change communications. The consolidated financial statements include the accounts of DA Consulting Group, Inc. and all majority-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

(2)     BASIS  OF  PRESENTATION

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K.

     The unaudited condensed consolidated financial information included herein reflects all adjustments, consisting only of normal recurring adjustments, which are necessary, in the opinion of management for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented.

(3)     LIQUIDITY

     The Company believes its current cash balances, receivable-based financing, revolving line of credit and cash provided by future operations will be sufficient to meet the Company's working capital and cash needs for at least the next 12-month period. However, there can be no assurance that such sources of funds will be sufficient to meet these needs. The Company may seek additional financing through public or private placement of equity. The Company's need for additional financing will be principally dependent on the degree of market demand for the Company's services. There can be no assurance that the Company would be able to obtain additional financing on acceptable terms, if at all.

(4)     INCOME  TAXES

     At March 31, 2001, the Company had $9.7 million of deferred tax assets primarily consisting of net operating loss carryforwards. The benefit from utilization of net operating loss carryforwards could be subject to limitations if significant ownership changes occur in the Company. The Company's ability to realize the entire benefit of its deferred tax asset requires that the Company achieve certain future earnings levels prior to the expiration of its net operating loss carryforwards. To realize the full value of the tax assets in the future, the Company would need to earn approximately $27.0 million before the expiration of the net operating loss carryforwards. The Company could be required to record a valuation allowance for a portion or all of its deferred tax assets if market conditions deteriorate and future earnings are below, or projected to be below, its current estimates. The Company continues to believe it will generate sufficient taxable income to ensure realization of existing and available tax benefits, accordingly, no valuation allowance has been provided.

(5)     DEBT

Revolving  Line  of  Credit

     In March 2000, the Company signed a credit facility agreement with an available line of approximately $750,000, based on eligible foreign accounts receivable. At March 31, 2001, the Company had drawn down $463,000 of this line. The interest rate on this line of credit was 7.75% at March 31, 2001.

Accounts  Receivable  Financing

     In March 2000, the Company signed an agreement with a bank, which provides for financing of eligible U.S. accounts receivable under a purchase and sale agreement. The maximum funds available under the agreement is $5 million. At March 31, 2001, the Company had sold $558,000 in accounts receivable pursuant to this agreement.

(6)     RESTRUCTURING  CHARGE

     During the three month period ended March 31, 2000, the Company implemented a plan to address the dramatic decline in training and documentation activity for enterprise resource planning implementations. The plan consisted of regional base consolidations and downsizing of billable and non-billable personnel. Charges included the costs of involuntary employee termination benefits, write-down of certain property and equipment and reserves for leasehold abandonment. The reduction in workforce consisted of 60 billable consultants and 44 non-billable administrative personnel. Substantially all of the employee terminations were completed during the first quarter of 2000. The Company reserved approximately $1.5 million expense attributable to involuntary employee termination benefits during the first quarter 2000, of which approximately $1.4 million has been paid through March 31, 2001. In addition, the Company reserved approximately $0.9 million related to the abandonment of leases and approximately $1.0 million related to the writedown of leasehold improvements, furniture and equipment held by its Americas division in the first quarter of 2000. During the fourth quarter of 2000, due to weakening in the real estate market, the Company recorded an additional $1.3 million reserve for lease abandonment resulting in a total annual charge of $2.2 million. Of the $2.2 million reserved for lease abandonment, approximately $1.1 million has been paid against the reserve. At March 31, 2001, the Company believes that the remaining provision is adequate to cover the future costs attributable to this plan. At March 31, 2001, an accrual of approximately $0.1 million for severance pay remained related to severance contracts being paid over a 5-month period. In addition, approximately $1.1 million remained accrued for future lease payments related to abandoned leases.

(7)  COMPREHENSIVE  INCOME

      Comprehensive income is comprised of two components: net loss and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders' equity and are excluded from net loss. Other comprehensive income is comprised of foreign currency translation adjustments from international subsidiaries. The components of comprehensive income are listed below (in thousands):


                          THREE MONTHS ENDED
                               MARCH 31,
                             2001      2000
                          --------  --------
Net loss . . . . . . . .  $  (948)  $(7,469)
Other comprehensive loss     (331)     (164)
                          --------  --------
Comprehensive loss . . .  $(1,279)  $(7,633)
                          ========  ========

(8)     EARNINGS  PER  SHARE

     Basic earnings per share has been computed based on the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share includes the number of shares issuable upon exercise of stock options, less the number of shares that could have been repurchased with the exercise proceeds, using the treasury stock method.

     The following table summarizes the Company's computation of earnings per share for the quarter ended March 31, 2001 and 2000 (in thousands, except per share amounts):

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                           2001      2000
                                                          -------  --------
Basic loss per share . . . . . . . . . . . . . . . . . .  $(0.11)  $ (1.16)
                                                          =======  ========
Net loss . . . . . . . . . . . . . . . . . . . . . . . .  $ (948)  $(7,469)
                                                          =======  ========
Weighted average shares outstanding. . . . . . . . . . .   8,419     6,418
Computation of diluted earnings per share:
  Common shares issuable under outstanding stock options       -         -
  Less shares assumed repurchased with proceeds from
       exercise of stock options . . . . . . . . . . . .       -         -
                                                          -------  --------
  Adjusted weighted average shares outstanding . . . . .   8,419     6,418
                                                          =======  ========
Diluted loss per share . . . . . . . . . . . . . . . . .  $(0.11)  $ (1.16)
                                                          =======  ========

     Approximately 1,329,000 antidilutive options and 3,000,000 antidilutive warrants were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2001. Approximately 963,000 antidilutive options were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2000.


(9)     GEOGRAPHIC  FINANCIAL  DATA

     Revenue from the Company's operations are presented below by operating division (in thousands):

                                                   EUROPE,
                                                 MIDDLE EAST
                                     AMERICAS     & AFRICA      ASIA PACIFIC     TOTAL
                                    ----------  -------------  --------------  ---------
THREE MONTHS ENDED MARCH 31, 2001
       Revenue . . . . . . . . . .  $   2,410   $      4,673   $       1,453   $  8,536
       Operating income (loss) . .     (1,384)            38            (150)    (1,496)
THREE MONTHS ENDED MARCH 31, 2000
       Revenue . . . . . . . . . .      1,993          3,229           1,147      6,369
       Operating loss. . . . . . .     (8,174)        (1,600)         (1,144)   (10,918)

                            DA CONSULTING GROUP, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     DA Consulting Group, Inc. ("DACG") together with its subsidiaries, (the "Company") is a leading international provider of employee education and software solutions to companies investing in business information technology. Through its offices in seven countries, DACG delivers customized services for documentation and training necessary for implementation of extended enterprise software applications; technical and non-technical employee education and continuous learning programs; e-Learning applications such as computer-based-training and learning management systems; and consulting on human resource management, change management and change communications.

     Recognizing the global nature of its existing and prospective client base, the Company has built a substantial international presence. The Company is currently organized into three divisions: the Americas Division; the EMEA Division, which includes Europe; and the Asia Pacific Division, which includes its Australia and Asia operations.

RESULTS  OF  OPERATIONS.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

     Revenue.   Revenue  increased  by $2.1 million, or 34.0%, from $6.4 million in the first quarter of 2000 to $8.5 million in the first quarter of 2001, reflecting increases in product sales, volume of professional services and bill rates. Revenue from the Americas Division increased by 20.9% from $2.0 million to $2.4 million; revenue from the EMEA Division increased by 44.7% from $3.2 million to $4.7 million; and revenue from the Asia Pacific Division increased by 26.7% from $1.1 million to $1.5 million. The Company ended the first quarter with 337 total employees, down from 402 employees at the end of the same period of the prior year. Billable headcount has increased 24% over the fourth quarter 2000 and decreased 11% compared to the first quarter of 2000. Revenue for the first quarter of 2001 was 1% more than revenue in the fourth quarter of 2000 due to the continued improvement in the market for complex computer software and the Company expects continued improvement in the upcoming quarters.

     Gross profit. Gross profit increased by $3.1 million, or 700%, from $0.4 million in the first quarter of 2000 to $3.5 million in the first quarter of 2001 and increased as a percent of revenue from 6.9% in the first quarter of 2000 to 41.5% in the first quarter of 2001. The increase in the gross profit margin percentage is primarily attributable to increased product sales and increased bill rates.

     Selling and marketing expense. Selling and marketing expense decreased $0.3 million or 25.4%, from $1.4 million in the first quarter of 2000 to $1.1 million in the first quarter of 2001. The decrease is the result of cost reduction measures taken in the first quarter of 2000 and moving to a localized marketing and telesales effort in support of a team of account managers in 2001.

     Development expense. Development expense decreased $11,000, or 2.3%, from $469,000 in the first quarter of 2000 to $458,000 in the first quarter of 2001. Primary expenditures for development in the first quarter of 2000 were for preparation of tools for the Version 4.6 SAP upgrade and development of the Company's proprietary web-based learning management system, Dynamic IQ. Primary expenditures in the first quarter of 2001 were for Dynamic IQ and a CD Based testing product named Mind Museum.

     General and administrative expense. General and administrative expense decreased by $2.6 million, or 42.4%, from $6.1 million in the first quarter of 2000 to $3.5 million in the first quarter of 2001. The decrease in expense is due primarily to a reduction in headcount in the areas of finance, administration and human resources as a result of the cost containment plans. General and administrative personnel total 40 at the end of the first quarter of 2001 compared to 69 at the end of the first quarter of 2000.

     Restructuring charge. During the three-month period ended March 31, 2000, the Company implemented a plan to address the dramatic decline in training and documentation activity for enterprise resource planning implementations. The plan consisted of regional base consolidations and downsizing of billable and non-billable personnel. Charges included the costs of involuntary employee termination benefits, write-down of certain property and equipment and reserves for leasehold abandonment. The reduction in workforce consisted of 60 billable consultants and 44 non-billable administrative personnel. Substantially all of the employee terminations were completed during the first quarter of 2000. The Company recognized approximately $1.5 million expense attributable to involuntary employee termination benefits during the first quarter 2000, of which approximately $1.4 million has been paid through March 31, 2001. In addition, the Company reserved approximately $0.9 million related to the abandonment of leases and approximately $1.0 million related to the writedown of leasehold improvements, furniture and equipment held by its Americas division in the first quarter of 2000. During the fourth quarter of 2000, due to weakening in the real estate market, the Company recorded an additional $1.3 million reserve for lease abandonment resulting in a total annual charge of $2.2 million. Of the $2.2 million reserved for lease abandonment, approximately $1.1 million has been paid against the reserve. At March 31, 2001, the Company believes that the remaining provision is adequate to cover the future costs attributable to this plan. At March 31, 2001, an accrual of approximately $0.1 million for severance pay remained related to severance contracts being paid over a 5-month period. In addition, approximately $1.1 million remained accrued for future lease payments related to abandoned leases.

     Operating loss. Operating loss decreased from $10.9 million in the first quarter of 2000 to an operating loss of $1.5 million in the first quarter of 2001. This decrease resulted from increases in revenue and resulting improved gross margins, coupled with lower operating expenses as compared to the first quarter of 2000.

     Benefit for income taxes. The Company's effective tax rate was 36.6% in the first quarter of 2001 compared to 31.4% in the first quarter of 2000. The lower effective rate for the first quarter of 2000 is the result of nondeductible operating losses in various countries.

     At March 31, 2001, the Company had $9.7 million of deferred tax assets primarily consisting of net operating loss carryforwards. The benefit from utilization of net operating loss carryforwards could be subject to limitations if significant ownership changes occur in the Company. The Company's ability to realize the entire benefit of its deferred tax asset requires that the Company achieve certain future earnings levels prior to the expiration of its net operating loss carryforwards. To realize the full value of the tax assets in the future, the Company would need to earn approximately $27.0 million before the expiration of the net operating loss carryforwards. The Company could be required to record a valuation allowance for a portion or all of its deferred tax assets if market conditions deteriorate and future earnings are below, or projected to be below, its current estimates. The Company continues to believe it will generate sufficient taxable income to ensure realization of existing and available tax benefits, accordingly, no valuation allowance has been provided.


     Net loss. The Company's net loss decreased by $6.6 million from $7.5 million in the first quarter of 2000 to a net loss of $0.9 million in the first quarter of 2001 for reasons discussed above. Loss per share decreased from $1.16 in the first quarter of 2000 to a loss per share of $0.11 in the first quarter of 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Since its inception, the Company has historically financed its operations and growth with cash flows from operations, short-term borrowings under revolving line of credit arrangements and receivables-based financing.

     The Company's cash and cash equivalents were $0.5 million at March 31, 2001, compared to $0.9 million at December 31, 2000. The Company's working capital deficit was $2.1 million at March 31, 2001 and $1.1 million at December 31, 2000.

     The Company's operating activities required cash of $0.4 million for the three months ended March 31, 2001, compared to $3.0 million for the same period in 2000. The decrease in cash used in operations resulted primarily from reduced operating losses incurred in the first quarter of 2001.

     Investing activities required cash of $35,000 in the three months ended March 31, 2001, compared to cash provided of $2.3 million for the same period in 2000. During the same period of 2000, the Company had net sales of short-term investments of $2.4 million.

     Financing activities provided cash of $309,000 for the three months ended March 31, 2001 as a result of drawdowns on a short-term line of credit during the quarter compared to $489,000 during the three months ended March 31, 2000.

     The Company has an agreement with a bank, which provides for financing of eligible U.S. accounts receivable under a purchase and sale agreement. The maximum funds available under this agreement is $5.0 million. At March 31, 2001, the Company had sold $558,000 of receivables pursuant to this agreement. In
March 2000, the Company obtained a credit facility from a bank with a maximum line of credit of approximately $750,000, based on eligible foreign accounts receivable. At March 31, 2001, the Company had borrowed $463,000 against this line.

     Capital  expenditures  for  2001  are  not  expected  to  be  significant.

     The Company believes its current cash balances, receivable-based financing, revolving line of credit and cash provided by future operations will be sufficient to meet the Company's working capital and cash needs for at least the next 12-month period. However, there can be no assurance that such sources of funds will be sufficient to meet these needs. The Company may seek additional financing through public or private placement of equity. The Company's need for additional financing will be principally dependent on the degree of market demand for the Company's services. There can be no assurance that the Company would be able to obtain additional financing on acceptable terms, if at all.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company from time to time holds short-term investments which consist of variable rate municipal debt instruments. The Company uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in market interest rates may have on the fair value of the Company's investments. At March 31, 2001, the Company did not hold any short-term investments.

     Currency exchange rate fluctuations between the U.S. dollar and the Euro, British pound, Canadian dollar, Singapore dollar, and the Australian dollar have an impact on revenue and expenses of the Company's international operations. Dramatic fluctuations could have a negative effect upon the Company's financial condition.



                            DA CONSULTING GROUP, INC.

                            PART II-OTHER INFORMATION


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Reports  on  Form  8-K

          No reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                          DA CONSULTING GROUP, INC.
                          (Registrant)

Dated: May 15, 2001          By:         /s/  John E. Mitchell
                                ------------------------------------------------
                                              John E. Mitchell
                                      President and Chief Executive Officer

                             By:       /s/  Dennis C. Fairchild
                                ------------------------------------------------
                                            Dennis C. Fairchild
                                Chief Financial Officer, Secretary and Treasurer
                                  (Principal Financial and Accounting Officer)