Form 10-Q
period 2001-06-30
DA CONSULTING GROUP INC
filed 2001-08-14
CIK 1051209

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  2001.

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

                           5847 SAN FELIPE, SUITE 1100
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


                                   YES  X  NO

NUMBER OF SHARES OUTSTANDING OF COMMON STOCK AS OF August 14, 2001 - - 8,418,604
================================================================================

                               DA CONSULTING GROUP, INC.
                                         INDEX
                                        PART I
                                 FINANCIAL INFORMATION

                                                                                       PAGE NO.
                                                                                       --------
Item  1.  Financial  Statements
          Condensed Consolidated Balance Sheets at June 30, 2001
            and December 31, 2000 (unaudited) . . . . . . . . . . . . . . . . . . . .         3
          Condensed Consolidated Statements of Operations for the Three Months ended
            June 30, 2001 and 2000 (unaudited). . . . . . . . . . . . . . . . . . . .         4
          Condensed Consolidated Statements of Operations for the Six Months ended
            June 30, 2001 and 2000 (unaudited). . . . . . . . . . . . . . . . . . . .         4
          Condensed Consolidated Statements of Cash Flows for the Six Months ended
            June 30, 2001 and 2000 (unaudited). . . . . . . . . . . . . . . . . . . .         5
          Notes to Unaudited Condensed Consolidated Financial Statements                      6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . .        10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk. . . . . . . . .        15


                                        PART II

                                   OTHER INFORMATION


Item  6.  Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . . . . . . . . .        15

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16

                          PART I-FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                       DA CONSULTING GROUP, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands, except share amounts)

                                                                            JUNE 30,     DECEMBER 31,
                                                                              2001           2000
                                                                          ------------  --------------
                              ASSETS                                      (Unaudited)
                              ------
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .  $       538   $         949
  Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . .        3,653           5,226
  Unbilled revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .          182             206
  Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . . .          663             708
  Prepaid expenses and other current assets. . . . . . . . . . . . . . .          485             440
                                                                          ------------  --------------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . .        5,521           7,529
                                                                          ------------  --------------
  Property and equipment, net. . . . . . . . . . . . . . . . . . . . . .        6,811           8,130
  Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          197             254
  Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . . .        5,885           8,647
  Intangible assets, net . . . . . . . . . . . . . . . . . . . . . . . .          370             380
                                                                          ------------  --------------
           Total assets. . . . . . . . . . . . . . . . . . . . . . . . .  $    18,784   $      24,940
                                                                          ============  ==============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------
Current Liabilities:
  Revolving line of credit . . . . . . . . . . . . . . . . . . . . . . .  $     1,016   $         154
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,678           1,840
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,311           6,655
                                                                          ------------  --------------
      Total current liabilities. . . . . . . . . . . . . . . . . . . . .        8,005           8,649
                                                                          ------------  --------------
Commitments and contingencies

Shareholders' Equity:
  Preferred stock, $0.01 par value: 10,000,000 shares authorized . . . .             -               -
  Common stock, $0.01 par value: 40,000,000 shares authorized; 8,571,777
    shares issued; 8,418,604 shares outstanding. . . . . . . . . . . . .           85              85
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .       34,039          34,039
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .      (20,379)        (15,082)
  Accumulated other comprehensive loss . . . . . . . . . . . . . . . . .       (1,444)         (1,229)
  Treasury stock, at cost: 153,173 shares. . . . . . . . . . . . . . . .       (1,522)         (1,522)
                                                                          ------------  --------------
      Total shareholders' equity . . . . . . . . . . . . . . . . . . . .       10,779          16,291
                                                                          ------------  --------------
           Total liabilities and shareholders' equity. . . . . . . . . .  $    18,784   $      24,940
                                                                          ============  ==============


    The accompanying notes are an integral part of the condensed consolidated financial statements.

                            DA CONSULTING GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                      THREE MONTHS ENDED   SIX MONTHS ENDED
                                           JUNE 30,            JUNE 30,
                                        2001      2000      2001      2000
                                      --------  --------  --------  ---------
Revenue. . . . . . . . . . . . . . .  $ 7,607   $ 8,020   $16,143   $ 14,389
Cost of revenue. . . . . . . . . . .    4,572     5,262     9,565     11,190
                                      --------  --------  --------  ---------

  Gross profit . . . . . . . . . . .    3,035     2,758     6,578      3,199

Selling and marketing expense. . . .      987     1,305     2,045      2,723
Development expense. . . . . . . . .      174     1,732       632      2,201
General and administrative expense .    2,999     4,405     6,522     10,523
Restructuring charge . . . . . . . .        -         -         -      3,354
                                      --------  --------  --------  ---------
  Operating loss . . . . . . . . . .   (1,125)   (4,684)   (2,621)   (15,602)
                                      --------  --------  --------  ---------
Interest income, net . . . . . . . .        8         9         2         35
Other expense, net . . . . . . . . .      (47)      (39)      (41)       (39)
                                      --------  --------  --------  ---------

  Total other expense, net . . . . .      (39)      (30)      (39)        (4)
                                      --------  --------  --------  ---------
  Loss before income taxes . . . . .   (1,164)   (4,714)   (2,660)   (15,606)
Provision (benefit) for income taxes    3,185    (1,641)    2,637     (5,064)
                                      --------  --------  --------  ---------
  Net loss . . . . . . . . . . . . .  $(4,349)  $(3,073)  $(5,297)  $(10,542)
                                      ========  ========  ========  =========
Basic loss per share . . . . . . . .  $ (0.52)  $ (0.48)  $ (0.63)  $  (1.64)
Weighted average shares outstanding.    8,419     6,419     8,419      6,419
Diluted loss per share . . . . . . .  $ (0.52)  $ (0.48)  $ (0.63)  $  (1.64)
Weighted average shares outstanding.    8,419     6,419     8,419      6,419


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                                      DA CONSULTING GROUP, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (In thousands)
                                             (Unaudited)

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                                    2001      2000
                                                                                  --------  ---------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(5,297)  $(10,542)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . .    1,232      1,610
    Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,807     (5,253)
    Writedown of fixed assets and reserve for leasehold abandonment. . . . . . .        6      1,935
    Changes in operating assets and liabilities:
      Accounts receivable and unbilled revenue . . . . . . . . . . . . . . . . .    1,597      4,909
      Income tax receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .        -      2,259
      Prepaid expenses and other current assets. . . . . . . . . . . . . . . . .      (45)       (84)
      Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       57       (153)
      Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . .   (1,436)       430
      Deferred income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -        (67)
              Total adjustments. . . . . . . . . . . . . . . . . . . . . . . . .    4,218      5,586
                                                                                  --------  ---------
              Net cash used in operating activities. . . . . . . . . . . . . . .   (1,079)    (4,956)
                                                                                  --------  ---------
Cash flows from investing activities:
  Proceeds from sale of property and equipment . . . . . . . . . . . . . . . . .       56        227
  Sales of short-term investments. . . . . . . . . . . . . . . . . . . . . . . .        -      2,389
  Purchases of property and equipment. . . . . . . . . . . . . . . . . . . . . .      (35)       (65)
                                                                                  --------  ---------
              Net cash provided by investing activities. . . . . . . . . . . . .       21      2,551
                                                                                  --------  ---------
Cash flows from financing activities:
  Proceeds from revolving line of credit . . . . . . . . . . . . . . . . . . . .      862        340
                                                                                  --------  ---------
              Net cash provided by financing activities. . . . . . . . . . . . .      862        340
                                                                                  --------  ---------
Effect of changes in foreign currency exchange rate on cash and cash equivalents     (215)      (254)
                                                                                  --------  ---------
              Decrease in cash and cash equivalents. . . . . . . . . . . . . . .     (411)    (2,319)
                                                                                  --------  ---------
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . .      949      3,406
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . .  $   538   $  1,087
                                                                                  ========  =========


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                            DA CONSULTING GROUP, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION  AND  BUSINESS

     DA Consulting Group, Inc. ("DACG(TM)") together with its subsidiaries, the "Company," is a leading international provider of employee education and software solutions to companies investing in business information technology. Through its offices in seven countries, DACG delivers customized services for documentation and training necessary for implementation of extended enterprise software applications; technical and non-technical employee education and continuous learning programs; e-Learning applications such as computer-based-training and learning management systems; and consulting on human resource management, change management and change communications. The consolidated financial statements include the accounts of DA Consulting Group, Inc. and all majority-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

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

New  Accounting  Pronouncements

     At June 30, 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, which requires that all business combinations be accounted for using the purchase method. In addition, this Statement requires that intangible assets be recognized as assets apart from goodwill if certain criteria are met. As the provisions of this Statement apply to all business combinations initiated after June 30, 2001, management will consider the impact of this statement for future combinations.

     At June 30, 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, which established Standards for reporting acquired goodwill and other intangible assets. This Statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with the statement goodwill and indefinite lived intangible assets will not be amortized, goodwill will be tested for impairment at least annually at the reporting unit level, intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and the amortization period of intangible assets with finite lives will not be limited to forty years. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company has approximately $370,000 of goodwill included in its balance sheet at June 30, 2001. Goodwill amortization for the six months ended June 30, 2001 was approximately 10,000. Implementation of SFAS 142 by the Company would result in elimination of amortization of goodwill from acquisition under the purchase method of accounting.

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

(4)  INCOME  TAXES

     At June 30, 2001, the Company had $6.5 million of deferred tax assets, primarily consisting of net operating loss carryforwards, net of a $2.6 million valuation allowance attributable to prior years, which was recorded at June 30, 2001. In determining the amount of the valuation allowance, the Company considered numerous factors, including, among other things, historical profitability, estimated future taxable income and the volatility of earnings of the industry in which it operates. The primary factors considered in evaluating the realizability of the deferred tax asset and the level of valuation allowance were continued operating losses for the Americas through June 30, 2001, the Company's projection of future operating results and the number of years it will take to recover the tax asset in a difficult market. The provision for income taxes of $2.6 million for the six months ended June 30, 2001 reflects the valuation allowance.

The remaining future benefit from utilization of net operating loss carryforwards could be subject to limitations if significant ownership changes occur in the Company. Additionally, the Company's ability to realize the entire benefit of its deferred tax asset requires the Company achieve certain future earnings levels prior to the expiration of its net operating loss carryforwards. To realize the net value of the deferred tax assets in the future, the Company would need to earn about $18.2 million before the expiration of the net operating loss carryforwards. Further, the Company could be required to record additional valuation allowances for a portion or all of its deferred tax assets if market conditions deteriorate further and future earnings are below, or projected to be below, its current estimates. The Company will periodically review its deferred tax asset to determine if such asset is realizable.

The effective tax rate for the Americas for the six months ended June 30, 2001 was 0%. The effective tax rate of foreign operations was 30%.

(5)     DEBT

Revolving  Line  of  Credit

     In March 2000, the Company signed a credit facility agreement with an available line of approximately $1,065,000, based on eligible foreign accounts receivable. At June 30, 2001, the Company had drawn down $1.0 million of this line. The interest rate on this line of credit was 7.25% at June 30, 2001.

Accounts  Receivable  Financing

     In March 2000, the Company signed an agreement with a bank, which provides for financing of eligible U.S. accounts receivable under a purchase and sale agreement. The maximum funds available under the agreement is $5 million. At June 30, 2001, the Company had sold $348,000 in accounts receivable pursuant to this agreement.

(6)     OTHER  CHARGES

     During the three month period ended March 31, 2000, the Company implemented a restructuring plan to address the dramatic decline in training and documentation activity for enterprise resource planning implementations. The plan consisted of regional base consolidations and downsizing of billable and non-billable personnel. Charges included the costs of involuntary employee termination benefits, write-down of certain property and equipment and reserves for leasehold abandonment. The reduction in workforce consisted of 60 billable consultants and 44 non-billable administrative personnel. Substantially all of the employee terminations were completed during the first quarter of 2000. The Company reserved approximately $1.5 million expense attributable to involuntary employee termination benefits during the first quarter 2000, of which approximately $1.5 million has been paid through June 30, 2001. In addition, the Company reserved approximately $0.9 million related to the abandonment of leases and approximately $1.0 million related to the writedown of leasehold improvements, furniture and equipment held by its Americas division in the first quarter of 2000. During the fourth quarter of 2000, due to weakening in the real estate market, the Company recorded an additional $1.3 million reserve for lease abandonment resulting in a total annual charge of $2.2 million.

Due to additional cost reductions implemented, an estimated liability of $0.6 million for future lease payments related to idle property was recorded during the second quarter of 2001 and included in general and administrative expenses. During 2000 and 2001, a combined $2.8 million has been reserved for lease abandonment, approximately $1.4 million has been paid against the reserve. Approximately $1.4 million remained accrued for future lease payments related to abandoned leases at June 30, 2001.

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

                                   THREE MONTHS ENDED    SIX MONTHS ENDED
                                        JUNE 30            JUNE 30
                                   ------------------  -------------------
                                     2001      2000      2001      2000
                                   --------  --------  --------  ---------
Net loss. . . . . . . . . . . . .  $(4,349)  $(3,073)  $(5,297)  $(10,542)
Other comprehensive income (loss)      116       (90)     (215)      (254)
                                   --------  --------  --------  ---------
Comprehensive loss. . . . . . . .  $(4,233)  $(3,163)  $(5,512)  $(10,796)
                                   ========  ========  ========  =========

(8)  EARNINGS  PER  SHARE

     Basic earnings per share has been computed based on the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share includes the number of shares issuable upon exercise of stock options, less the number of shares that could have been repurchased with the exercise proceeds, using the treasury stock method.

     The following table summarizes the Company's computation of earnings per share for the three months and six months ended June 30, 2001 and 2000 (in thousands, except per share amounts):

                                                         THREE MONTHS ENDED   SIX MONTHS ENDED
                                                             JUNE  30,           JUNE  30,
                                                         ------------------  -------------------
                                                           2001      2000      2001      2000
                                                         --------  --------  --------  ---------
Basic loss per share. . . . . . . . . . . . . . . . . .  $ (0.52)  $ (0.48)  $ (0.63)  $  (1.64)
                                                         ========  ========  ========  =========
Net loss. . . . . . . . . . . . . . . . . . . . . . . .  $(4,349)  $(3,073)  $(5,297)  $(10,542)
                                                         ========  ========  ========  =========
Weighted average shares outstanding . . . . . . . . . .    8,419     6,419     8,419      6,419
Computation of diluted earnings per share:
 Common shares issuable under outstanding stock options        -         -         -          -
 Less shares assumed repurchased with proceeds from
 exercise of stock options. . . . . . . . . . . . . . .        -         -         -          -
                                                         --------  --------  --------  ---------
 Adjusted weighted average shares outstanding . . . . .    8,419     6,419     8,419      6,419
                                                         ========  ========  ========  =========
Diluted loss per share. . . . . . . . . . . . . . . . .  $ (0.52)  $ (0.48)  $ (0.63)  $  (1.64)
                                                         ========  ========  ========  =========

     Approximately 963,000 antidilutive options were excluded from the calculation of diluted earnings per share for the three months and six months ended June 30, 2001.

(9)  GEOGRAPHIC  FINANCIAL  DATA

     Revenue from the Company's operations are presented below by operating division (in thousands):

                                                  EUROPE,
                                                MIDDLE EAST
                                    AMERICAS     & AFRICA      ASIA PACIFIC     TOTAL
                                   ----------  -------------  --------------  ---------
THREE MONTHS ENDED JUNE 30, 2001
  Revenue. . . . . . . . . . . .   $   1,242   $      4,717   $       1,648   $  7,607
  Operating income (loss). . . .      (1,903)           584             194     (1,125)
THREE MONTHS ENDED JUNE 30, 2000
  Revenue. . . . . . . . . . . .   $   2,599   $      2,934   $       2,487   $  8,020
  Operating income (loss). . . .      (4,012)          (852)            180     (4,684)
SIX MONTHS ENDED JUNE 30, 2001
  Revenue. . . . . . . . . . . .   $   3,652   $      9,390   $       3,101   $ 16,143
  Operating income (loss). . . .      (3,287)           621              45     (2,621)
  Total assets . . . . . . . . .       7,220          8,286           3,278     18,784
SIX MONTHS ENDED JUNE 30, 2000
  Revenue. . . . . . . . . . . .   $   4,593   $      6,163   $       3,633   $ 14,389
  Operating loss . . . . . . . .     (12,186)        (2,452)           (964)   (15,602)
  Total assets . . . . . . . . .      10,137          4,848           8,775     23,760

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

RESULTS  OF  OPERATIONS.

THREE  MONTHS  ENDED  JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

     Revenue. Revenue decreased by $0.4 million, or 5.1%, from $8.0 million in the second quarter of 2000 to $7.6 million in the second quarter of 2001, reflecting decreases in volume of professional services and bill rates partially offset by an increase in product revenue from 262,000 in 2000 to 345,000 in 2001. Revenue from the Americas Division decreased by 52.2% from $2.6 million to $1.2 million; revenue from the EMEA Division increased by 60.8% from $2.9 million to $4.7 million; and revenue from the Asia Pacific Division decreased by 33.7% from $2.5 million to $1.6 million. The Company ended the second quarter with 265 total employees, down from 337 employees at the end of the same period of the prior year. Billable headcount has decreased 24% compared to the first quarter 2001 and decreased 18% compared to the second quarter of 2000. Revenue for the second quarter of 2001 was 10.9% less than revenue in the first quarter of 2001 due to the continued weak performance in the United States. The Company expects continued weakness in the upcoming quarters.

     Gross profit. Gross profit increased by $0.2 million, or 10.0%, from $2.8 million in the second quarter of 2000 to $3.0 million in the second quarter of 2001 and increased as a percent of revenue from 34.4% in the second quarter of 2000 to 39.9% in the second quarter of 2001. The increase in the gross profit margin percentage is primarily attributable to improved recovery of travel costs, increased product sales offset partially by decreased bill rates.

     Selling and marketing expense. Selling and marketing expense decreased $0.3 million or 24.4%, from $1.3 million in the second quarter of 2000 to $1.0 million in the second quarter of 2001. The decrease is the result of cost reduction measures taken in the first quarter of 2000 and moving to a localized marketing and telesales effort in support of a team of account managers in 2001. Sales and marketing headcount totaled 22 persons at the end of June 30, 2000 and 2001.

     Development expense. Development expense decreased $1.5 million, or 90.0%, from $1.7 million in the second quarter of 2000 to $0.2 million in the second quarter of 2001. Primary expenditures for development in the first quarter of 2000 were for preparation of tools for the Version 4.6 SAP upgrade and development of the Company's proprietary web-based learning management system, Dynamic IQ, completed in 2000.

     The Company announced it will pursue investors or buyers for its web-based learning management system, Dynamic IQ. Revenue will not be negatively impacted as the product was recently introduced to the marketplace. The cost of the Dynamic IQ has previously been expensed.

     General and administrative expense. General and administrative expense decreased by $1.4 million, or 31.9%, from $4.4 million in the second quarter of 2000 to $3.0 million in the second quarter of 2001. The decrease in expense is due primarily to a reduction in headcount in the areas of finance, administration and human resources as a result of the cost containment plans. General and administrative personnel total 39 at the end of the second quarter of 2001 compared to 61 at the end of the second quarter of 2000. Expenses were reduced additionally in the second quarter of 2001 by the reversal of incentive compensation and other employee related accruals totaling $0.5 million and increased by charges establishing additional liabilities for idle leased facilities of $0.6 million.

     Other charges. During the three month period ended March 31, 2000, the Company implemented a restructuring plan to address the dramatic decline in training and documentation activity for enterprise resource planning implementations. The plan consisted of regional base consolidations and downsizing of billable and non-billable personnel. Charges included the costs of involuntary employee termination benefits, write-down of certain property and equipment and reserves for leasehold abandonment. The reduction in workforce consisted of 60 billable consultants and 44 non-billable administrative personnel. Substantially all of the employee terminations were completed during the first quarter of 2000. The Company reserved approximately $1.5 million expense attributable to involuntary employee termination benefits during the first quarter 2000, of which approximately $1.5 million has been paid through June 30, 2001. In addition, the Company reserved approximately $0.9 million related to the abandonment of leases and approximately $1.0 million related to the writedown of leasehold improvements, furniture and equipment held by its Americas division in the first quarter of 2000. During the fourth quarter of 2000, due to weakening in the real estate market, the Company recorded an additional $1.3 million reserve for lease abandonment resulting in a total annual charge of $2.2 million.

Due to additional cost reductions implemented, an estimated liability of $0.6 million for future lease payments related to idle property was recorded during the second quarter of 2001 and included in general and administrative expenses. During 2000 and 2001, a combined $2.8 million has been reserved for lease abandonment, approximately $1.4 million has been paid against the reserve. Approximately $1.4 million remained accrued for future lease payments related to abandoned leases at June 30, 2001.

     Operating loss. Operating loss decreased from $4.7 million in the second quarter of 2000 to an operating loss of $1.1 million in the second quarter of 2001. This decrease resulted from improved gross margins, coupled with lower operating expenses partially offset by a decline in revenue as compared to the second quarter of 2000.

     Provision for income taxes. At June 30, 2001, the Company had $6.5 million of deferred tax assets, primarily consisting of net operating loss carryforwards, net of a $2.6 million valuation allowance attributable to prior years, which was recorded at June 30, 2001. In determining the amount of the valuation allowance, the Company considered numerous factors, including, among other things, historical profitability, estimated future taxable income and the volatility of earnings of the industry in which it operates. The primary factors considered in evaluating the realizability of the deferred tax asset and the level of valuation allowance were continued operating losses for the Americas through June 30, 2001, the Company's projection of future operating results and the number of years it will take to recover the tax asset in a difficult market. The provision for income taxes of $3.2 million for the three months ended June 30, 2001 reflects the valuation allowance.

The remaining future benefit from utilization of net operating loss carryforwards could be subject to limitations if significant ownership changes occur in the Company. Additionally, the Company's ability to realize the entire benefit of its deferred tax asset requires the Company achieve certain future earnings levels prior to the expiration of its net operating loss carryforwards. To realize the net value of the deferred tax assets in the future, the Company would need to earn about $18.2 million before the expiration of the net operating loss carryforwards. Further, the Company could be required to record additional valuation allowances for a portion or all of its deferred tax assets if market conditions deteriorate further and future earnings are below, or projected to be below, its current estimates. The Company will periodically review its deferred tax asset to determine if such asset is realizable.

The effective tax rate for the Americas for the three months ended June 30, 2001 was 0%. The effective tax rate of foreign operations was 30%.

     Net loss. The Company's net loss increased by $1.2 million from $3.1 million in the second quarter of 2000 to a net loss of $4.3 million in the second quarter of 2001 for reasons discussed above. Loss per share increased from $0.48 in the second quarter of 2000 to a loss per share of $0.52 in the second quarter of 2001.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000 Revenue. Revenue increased by $1.7 million, or 12.2%, from $14.4 million for the six months ended June 30, 2000 to $16.1 million for the first six months ended June 30, 2001, reflecting increases in product sales, volume of professional services and bill rates in the first quarter of 2001 partially offset by revenue and bill rate declines in the second quarter of 2001. Revenue from the Americas Division decreased by 20.5% from $4.6 million to $3.7 million; revenue from the EMEA Division increased by 52.4% from $6.2 million to $9.4 million; and revenue from the Asia Pacific Division decreased by 14.6% from $3.6 million to $3.1 million. Product revenue increased from $293,000 in the first half of 2000 to $690,000 in the first half of 2001.

     Gross profit. Gross profit increased by $3.4 million, or 105.6%, from $3.2 million for the six months ended June 30, 2000 to $6.6 million for the six months ended June 30, 2001 and increased as a percent of revenue from 22.2% in 2000 to 40.7% in 2001. The increase in the gross profit margin percentage is primarily attributable to increased product sales, staff utilization, improved recovery of travel costs and increased bill rates.

     Selling and marketing expense. Selling and marketing expense decreased $0.7 million or 24.9%, from $2.7 million for the six months ended June 30, 2000 to $2.0 million for the same period of 2001. The decrease is the result of cost reduction measures taken in the first quarter of 2000 and moving to a localized marketing and telesales effort in support of a team of account managers in 2001.

     Development expense. Development expense decreased $1.6 million, or 71.3%, from $2.2 million for the six months ended June 30, 2000 to $0.6 million for the same period of 2001. Primary expenditures for development in the first quarter of 2000 were for preparation of tools for the Version 4.6 SAP upgrade and development of the Company's proprietary web-based learning management system, Dynamic IQ, completed in 2000.

     General and administrative expense. General and administrative expense decreased by $4.0 million, or 38.0%, from $10.5 million for the six months ended June 30, 2000 to $6.5 million for the same period in 2001. The decrease in expense is due primarily to a reduction in headcount in the areas of finance, administration and human resources as a result of the cost containment plans. Expenses were reduced additionally in the second quarter of 2001 by the reversal of incentive compensation and other employee related accruals totaling $0.5 million and increased by charges establishing additional liabilities for idle leased facilities of $0.6 million.

     Other charges. During the three month period ended March 31, 2000, the Company implemented a restructuring plan to address the dramatic decline in training and documentation activity for enterprise resource planning implementations. The plan consisted of regional base consolidations and downsizing of billable and non-billable personnel. Charges included the costs of involuntary employee termination benefits, write-down of certain property and equipment and reserves for leasehold abandonment. The reduction in workforce consisted of 60 billable consultants and 44 non-billable administrative personnel. Substantially all of the employee terminations were completed during the first quarter of 2000. The Company reserved approximately $1.5 million expense attributable to involuntary employee termination benefits during the first quarter 2000, of which approximately $1.5 million has been paid through June 30, 2001. In addition, the Company reserved approximately $0.9 million related to the abandonment of leases and approximately $1.0 million related to the writedown of leasehold improvements, furniture and equipment held by its Americas division in the first quarter of 2000. During the fourth quarter of 2000, due to weakening in the real estate market, the Company recorded an additional $1.3 million reserve for lease abandonment resulting in a total annual charge of $2.2 million.

Due to additional cost reductions implemented, an estimated liability of $0.6 million for future lease payments related to idle property was recorded during the second quarter of 2001 and included in general and administrative expenses. During 2000 and 2001, a combined $2.8 million has been reserved for lease abandonment, approximately $1.4 million has been paid against the reserve. Approximately $1.4 million remained accrued for future lease payments related to abandoned leases at June 30, 2001.

     Operating loss. Operating loss decreased from $15.6 million for the six months ended June 30, 2000 to an operating loss of $2.6 million for the same period of 2001. This decrease resulted from increases in revenue and resulting improved gross margins, coupled with lower operating expenses as compared to the first six months of 2000.

     Provision for income taxes. At June 30, 2001, the Company had $6.5 million of deferred tax assets, primarily consisting of net operating loss carryforwards, net of a $2.6 million valuation allowance attributable to prior years, which was recorded at June 30, 2001. In determining the amount of the valuation allowance, the Company considered numerous factors, including, among other things, historical profitability, estimated future taxable income and the volatility of earnings of the industry in which it operates. The primary factors considered in evaluating the realizability of the deferred tax asset and the level of valuation allowance were continued operating losses for the Americas through June 30, 2001, the Company's projection of future operating results and the number of years it will take to recover the tax asset in a difficult market. The provision for income taxes of $2.6 million for the six months ended June 30, 2001 reflects the valuation allowance.

The remaining future benefit from utilization of net operating loss carryforwards could be subject to limitations if significant ownership changes occur in the Company. Additionally, the Company's ability to realize the entire benefit of its deferred tax asset requires the Company achieve certain future earnings levels prior to the expiration of its net operating loss carryforwards. To realize the net value of the deferred tax assets in the future, the Company would need to earn about $18.2 million before the expiration of the net operating loss carryforwards. Further, the Company could be required to record additional valuation allowances for a portion or all of its deferred tax assets if market conditions deteriorate further and future earnings are below, or projected to be below, its current estimates. The Company will periodically review its deferred tax asset to determine if such asset is realizable.

The effective tax rate for the Americas for the six months ended June 30, 2001 was 0%. The effective tax rate of foreign operations was 30%.

     Net loss. The Company's net loss decreased by $5.2 million from $10.5 million for the six months ended June 30, 2000 to a net loss of $5.3 million for the six months ended June 30, 2001 for the reasons discussed above. Loss per share decreased from $1.64 for the six months ended June 3, 2000 to a loss per share of $0.63 for the same period of 2001 due partially to the number of shares outstanding and reasons discussed above.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Since its inception, the Company has historically financed its operations and growth with cash flows from investment by stockholders, operations, short-term borrowings under revolving line of credit arrangements and receivables-based financing.

     The Company's cash and cash equivalents were $0.5 million at June 30, 2001, compared to $0.9 million at December 31, 2000. The Company's working capital deficit was $2.5 million at June 30, 2001 and $1.1 million at December 31, 2000.

     The Company's operating activities required cash of $1.1 million for the six months ended June 30, 2001, compared to $5.0 million for the same period in 2000. The decrease in cash used in operations resulted primarily from reduced operating losses incurred in of 2001.

     Investing activities provided cash of $21,000 in the six months ended June 30, 2001, compared to cash provided of $2.6 million for the same period in 2000. During the same period of 2000, the Company had net sales of short-term investments of $2.4 million.

     Financing activities provided cash of $0.9 million for the six months ended June 30, 2001 as a result of drawdowns on a short-term line of credit during the quarter compared to $340,000 during the during the six months ended June 30, 2000.

     The Company has an agreement with a bank, which provides for financing of eligible U.S. accounts receivable under a purchase and sale agreement. The maximum funds available under this agreement is $5.0 million. At June 30, 2001, the Company had sold $348,000 of receivables pursuant to this agreement. In
March 2000, the Company obtained a credit facility from a bank with a maximum line of credit of approximately $1,065,000 based on eligible foreign accounts receivable. At June 30, 2001, the Company had borrowed $1.0 million against this line.

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

New  Accounting  Pronouncements

     At June 30, 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, which requires that all business combinations be accounted for using the purchase method. In addition, this Statement requires that intangible assets be recognized as assets apart from goodwill if certain criteria are met. As the provisions of this Statement apply to all business combinations initiated after June 30, 2001, Management will consider the impact of this statement for future combinations.

     At June 30, 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, which established Standards for reporting acquired goodwill and other intangible assets. This Statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with the statement goodwill and indefinite lived intangible assets will not be amortized, goodwill will be tested for impairment at least annually at the reporting unit level, intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and the amortization period of intangible assets with finite lives will not be limited to forty years. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company has approximately $370,000 of goodwill included in its balance sheet at June 30, 2001. Goodwill amortization for the six months ended June 30, 2001 was approximately $10,000. Implementation of SFAS 142 by the Company would result in elimination of amortization of goodwill from acquisition under the purchase method of accounting.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company from time to time holds short-term investments which consist of variable rate municipal debt instruments. The Company uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in market interest rates may have on the fair value of the Company's investments. At June 30, 2001, the Company did not hold any short-term investments.

     Currency exchange rate fluctuations between the U.S. dollar and the Euro, British pound, French franc, Canadian dollar, Singapore dollar, and the Australian dollar have an impact on revenue and expenses of the Company's international operations. Dramatic fluctuations could have a negative affect upon the Company's financial condition.

                            DA CONSULTING GROUP, INC.

                            PART II-OTHER INFORMATION


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
     (a)  Exhibits
          None.
     (b)  Reports  on  Form  8-K
          No reports on Form 8-K were filed during the reporting period ended June 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DA  CONSULTING  GROUP,  INC.
                                (Registrant)

Dated:  August 14, 2001         By:           /s/ Virginia Pierpont
                                    --------------------------------------------
                                                Virginia Pierpont
                                    Chairman and Interim Chief Executive Officer

                                By:          /s/ Dennis C. Fairchild
                                    --------------------------------------------
                                               Dennis C. Fairchild
                                Chief Financial Officer, Secretary and Treasurer
                                  (Principal Financial and Accounting Officer)