Form 10-Q
period 2001-09-30
DA CONSULTING GROUP INC
filed 2001-11-14
CIK 1051209

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________


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


                              YES  [X]     NO  [ ]

     NUMBER OF SHARES OUTSTANDING OF COMMON STOCK AS OF November 14, 2001 - -
                                    8,418,604
================================================================================

                                    DA CONSULTING GROUP, INC.

                                              INDEX

                                              PART I

                                      FINANCIAL INFORMATION

                                                                                             PAGE NO.
                                                                                             --------
Item 1.  Financial  Statements
         Condensed Consolidated Balance Sheets at September 30, 2001 (unaudited)
           and  December  31,  2000. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

         Condensed  Consolidated Statements of Operations for the Three Months ended
           September  30,  2001  and  2000  (unaudited). . . . . . . . . . . . . . . . . . . .   4

         Condensed  Consolidated  Statements of Operations for the Nine Months ended
           September  30,  2001  and  2000  (unaudited). . . . . . . . . . . . . . . . . . . .   4

         Condensed  Consolidated  Statements  of  Cash  Flows  for  the Nine Months ended
           September  30,  2001  and  2000  (unaudited). . . . . . . . . . . . . . . . . . . .   5

         Notes  to  Unaudited  Condensed Consolidated Financial Statements . . . . . . . . . .   6

Item 2.  Management's  Discussion  and Analysis  of  Financial Condition
           and Results of  Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. . . . . . . . . . . . . .  14


                                              PART II

                                        OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . .  14

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

                          PART I-FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                        DA CONSULTING GROUP, INC.

                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands, except share amounts)


                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               2001             2000
                                                                          ---------------  --------------
                               ASSETS                                       (Unaudited)
                               ------
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .  $          330   $         949
  Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . .           3,406           5,226
  Unbilled revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .             400             206
  Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . . .             625             708
  Prepaid expenses and other current assets. . . . . . . . . . . . . . .             395             440
                                                                          ---------------  --------------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . .           5,156           7,529
                                                                          ---------------  --------------
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . .           5,875           8,130
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             195             254
Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,923           8,647
Intangible assets, net . . . . . . . . . . . . . . . . . . . . . . . . .             365             380
                                                                          ---------------  --------------
         Total assets. . . . . . . . . . . . . . . . . . . . . . . . . .  $       17,514   $      24,940
                                                                          ===============  ==============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

Current Liabilities:
   Revolving line of credit. . . . . . . . . . . . . . . . . . . . . . .  $        1,093   $         154
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .           1,957           1,840
   Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .           3,512           6,655
                                                                          ---------------  --------------
      Total current liabilities. . . . . . . . . . . . . . . . . . . . .           6,562           8,649
                                                                          ---------------  --------------
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .             801               -
                                                                          ---------------  --------------
Commitments and contingencies

Shareholders' Equity:
  Preferred stock, $0.01 par value: 10,000,000 shares authorized . . . .               -               -
  Common stock, $0.01 par value: 40,000,000 shares authorized; 8,571,777
     shares issued; 8,418,604 shares outstanding . . . . . . . . . . . .              85              85
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .          34,039          34,039
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .         (20,938)        (15,082)
  Accumulated other comprehensive loss . . . . . . . . . . . . . . . . .          (1,513)         (1,229)
  Treasury stock, at cost: 153,173 shares. . . . . . . . . . . . . . . .          (1,522)         (1,522)
                                                                          ---------------  --------------
      Total shareholders' equity . . . . . . . . . . . . . . . . . . . .          10,151          16,291
                                                                          ---------------  --------------
          Total liabilities and shareholders' equity . . . . . . . . . .  $       17,514   $      24,940
                                                                          ===============  ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              DA CONSULTING GROUP, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share amounts)
                                     (Unaudited)


                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                           SEPTEMBER 30,          SEPTEMBER 30,
                                         2001        2000        2001        2000
                                      ----------  ----------  ----------  ----------
Revenue. . . . . . . . . . . . . . .  $   5,843   $   8,148   $  21,986   $  22,536
Cost of revenue. . . . . . . . . . .      3,332       4,224      12,897      15,413
                                      ----------  ----------  ----------  ----------

  Gross profit . . . . . . . . . . .      2,511       3,924       9,089       7,123


Selling and marketing expense. . . .        606       1,154       2,651       3,877
Development expense. . . . . . . . .         28         923         660       3,124
General and administrative expense .      2,222       3,739       8,745      14,262
Restructuring charge . . . . . . . .          -           -           -       3,354
                                      ----------  ----------  ----------  ----------
  Operating loss . . . . . . . . . .       (345)     (1,892)     (2,967)    (17,494)
                                      ----------  ----------  ----------  ----------
Interest income (expense), net . . .        (42)         15         (40)         50
Other income (expense), net. . . . .       (201)         43        (242)          4
                                      ----------  ----------  ----------  ----------

  Total other income (expense), net.       (243)         58        (282)         54
                                      ----------  ----------  ----------  ----------
  Loss before taxes. . . . . . . . .       (588)     (1,834)     (3,249)    (17,440)
Provision (benefit) for income taxes        (30)       (950)      2,607      (6,014)
                                      ----------  ----------  ----------  ----------

  Net loss . . . . . . . . . . . . .  $    (558)  $    (884)  $  (5,856)  $ (11,426)
                                      ==========  ==========  ==========  ==========

Basic loss per share . . . . . . . .  $   (0.07)  $   (0.14)  $   (0.70)  $   (1.78)
Weighted average shares outstanding.      8,419       6,419       8,419       6,419

Diluted loss per share . . . . . . .  $   (0.07)  $   (0.14)  $   (0.70)  $   (1.78)
Weighted average shares outstanding.      8,419       6,419       8,419       6,419

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                                         DA CONSULTING GROUP, INC.

                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (In thousands)
                                                (Unaudited)


                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                       2001        2000
                                                                                  -----------  -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (5,856)  $  (11,426)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . .       1,869        2,413
    Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,807       (5,722)
    Writedown of fixed assets and reserve for leasehold abandonment. . . . . . .         157        1,935
    Changes in operating assets and liabilities:
      Accounts receivable and unbilled revenue . . . . . . . . . . . . . . . . .       1,626        4,050
      Income tax receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .           -        1,899
      Prepaid expenses and other current assets. . . . . . . . . . . . . . . . .          45           43
      Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          59         (133)
      Accounts payable, accrued expenses and other liabilities . . . . . . . . .      (2,225)      (1,174)
      Deferred income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -          (65)
                                                                                  -----------  -----------
        Total adjustments. . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,338        3,246
                                                                                  -----------  -----------

          Net cash used in operating activities. . . . . . . . . . . . . . . . .      (1,518)      (8,180)
                                                                                  -----------  -----------
Cash flows from investing activities:
  Proceeds from sale of property and equipment . . . . . . . . . . . . . . . . .         274          260
  Sales of short-term investments. . . . . . . . . . . . . . . . . . . . . . . .           -        2,389
  Purchases of property and equipment. . . . . . . . . . . . . . . . . . . . . .         (30)         (70)
                                                                                  -----------  -----------
          Net cash provided by investing activities. . . . . . . . . . . . . . .         244        2,579
                                                                                  -----------  -----------
Cash flows from financing activities:
  Proceeds from bridge loan. . . . . . . . . . . . . . . . . . . . . . . . . . .           -        2,000
  Proceeds from revolving line of credit . . . . . . . . . . . . . . . . . . . .         939        1,016
                                                                                  -----------  -----------
          Net cash provided by financing activities. . . . . . . . . . . . . . .         939        3,016
                                                                                  -----------  -----------
Effect of changes in foreign currency exchange rate on cash and cash equivalents        (284)        (495)
                                                                                  -----------  -----------

          Decrease in cash and cash equivalents. . . . . . . . . . . . . . . . .        (619)      (3,080)
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . .         949        3,406
                                                                                  -----------  -----------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . .   $     330   $      326
                                                                                  ===========  ===========
Noncash activities:
  Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         801            -

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

New  Accounting  Pronouncements

     The Financial Accounting Standard Board recently issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations, which requires that all business combinations be accounted for using the purchase method. In addition, this Statement requires that intangible assets be recognized as assets apart from goodwill if certain criteria are met. As the provisions of this Statement apply to all business combinations, management will consider the impact of this statement for future combinations.

     The Financial Accounting Standard Board recently issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, which established Standards for reporting acquired goodwill and other intangible assets. This Statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with the Statement, goodwill and indefinite lived intangible assets will not be amortized, goodwill will be tested for impairment at least annually at the reporting unit level, intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and the amortization period of intangible assets with finite lives will not be limited to forty years. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company has approximately $365,000 of goodwill included in its balance sheet at September 30, 2001. Goodwill amortization for the nine months ended September 30, 2001 was approximately $15,000 and is currently expected to approximate $20,000 for the year ended December 31, 2001 before the provisions of SFAS 142 are applied. Implementation of SFAS 142 by the Company may result in the elimination of amortization of goodwill.

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

(4)  INCOME  TAXES

     At September 30, 2001, the Company had $6.5 million of deferred tax assets, primarily consisting of net operating loss carryforwards, net of a $4.0 million valuation allowance, which was recorded at September 30, 2001. The valuation reserve is made up of $2.6 million in tax benefits recorded in the prior year and $1.4 million in current year tax benefits. In determining the amount of the valuation allowance, the Company considered numerous factors, including, among other things, historical profitability, estimated future taxable income and the volatility of earnings of the industry in which it operates. The primary factors considered in evaluating the realizability of the deferred tax asset and the level of valuation allowance were the continued operating losses for the Americas through September 30, 2001, the Company's projection of future operating results and the number of years it will take to recover the tax asset in a difficult market. The provision for income taxes of $2.6 million for the nine months ended September 30, 2001, reflects the valuation allowance.

     The remaining future benefit from utilization of net operating loss carryforwards could be subject to limitations if significant ownership changes occur in the Company. Additionally, the Company's ability to realize the entire benefit of its deferred tax asset requires the Company to achieve certain future earnings levels prior to the expiration of its net operating loss carryforwards. To realize the $6.5 million of deferred tax assets in the future, the Company would need to earn about $17 million before the expiration of the net operating loss carryforwards. Further, the Company could be required to record additional valuation allowances for a portion or all of its deferred tax assets if market conditions deteriorate further and future earnings are below, or projected to be below, its current estimates. The Company will periodically review its deferred tax asset to determine if such asset is realizable.

     The effective tax rate for the three months ended September 30, 2001 and 2000 was 5.1% and 51.8% respectively. The decrease in the effective tax rate resulted primarily due to the reserving of current period operating losses for the Americas Division. The effective rate for the nine months ended September 30, 2001 and 2000 was 80.2% and 34.5%, respectively. The increase in the effective tax rate resulted primarily due to the reserving of prior period operating loss tax benefits as discussed above.

(5)  DEBT

Revolving  Line  of  Credit

     In March 2000, the Company signed a credit facility agreement with an available line of approximately $1.1 million based on eligible foreign accounts receivable. At September 30, 2001, the Company had drawn the maximum available against the line. The interest rate on this line of credit was 6.75% at September 30, 2001.

Accounts Receivable Financing

     In March 2000, the Company signed an agreement with a bank, which provides for financing of eligible U.S. accounts receivable under a purchase and sale agreement. The maximum funds available under the agreement is $5 million. At September 30, 2001, the Company had sold $211,000 in accounts receivable pursuant to this agreement.

(6)  OTHER  CHARGES

     During the three month period ended March 31, 2000, the Company implemented a plan to address the dramatic decline in training and documentation activity for enterprise resource planning implementations. The plan consisted of regional base consolidations and downsizing of billable and non-billable personnel. Charges included the costs of involuntary employee termination benefits, write-down of certain property and equipment, and reserves for leasehold abandonment. The reduction in workforce consisted of 60 billable consultants and 44 non-billable administrative personnel. Substantially all of the employee terminations were completed during the first quarter of 2000. The Company reserved approximately $1.5 million expense attributable to involuntary employee termination benefits during the first quarter 2000 which has been paid. In addition, the Company reserved approximately $0.9 million related to the abandonment of leases and approximately $1.0 million related to the writedown of leasehold improvements, furniture and equipment held by its Americas division in the first quarter of 2000. During the fourth quarter of 2000, due to weakening in the real estate market, the Company recorded an additional $1.3 million reserve for lease abandonment resulting in a total annual charge of $2.2 million.

      Due to additional cost reductions, an estimated liability of $0.6 million for future lease payments related to idle property was recorded during the second quarter of 2001 and included in general and administrative expenses. During 2000 and 2001, approximately $2.8 million have been reserved for lease abandonment, $1.5 million has been paid against the reserve. Approximately $1.3 million remained accrued for future lease payments related to abandoned leases at September 30, 2001 including $0.8 million classified as long term.

(7)  COMPREHENSIVE  LOSS

     Other comprehensive loss refers to revenue, expenses, gains and losses that under generally accepted accounting principles in the United States of America are recorded as an element of shareholders' equity and are excluded from net income (loss). Other comprehensive loss of the Company is comprised of foreign currency translation adjustments from international subsidiaries. The components of comprehensive income (loss) are listed below (in thousands):

                       THREE MONTHS ENDED      NINE MONTHS ENDED
                         SEPTEMBER  30,          SEPTEMBER  30,
                     ----------------------  ----------------------
                        2001        2000         2001       2000
                     ----------  ----------  ----------  ----------
Net loss. . . . . .  $    (558)  $    (884)  $  (5,856)  $ (11,426)
Other comprehensive        (69)       (241)       (284)       (495)
                     ----------  ----------  ----------  ----------
Comprehensive loss.  $    (627)  $  (1,125)  $  (6,140)  $ (11,921)
                     ==========  ==========  ==========  ==========

(8)  EARNINGS  PER  SHARE

     Basic earnings per share has been computed based on the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share includes the number of shares issuable upon exercise of stock options, less the number of shares that could have been repurchased with the exercise proceeds, using the treasury stock method.

     The following table summarizes the Company's computation of earnings per share for the three months and nine months ended September 30, 2001 and 2000 (in thousands, except share amounts):

                                                            THREE MONTHS ENDED      NINE MONTHS ENDED
                                                              SEPTEMBER  30,          SEPTEMBER  30,
                                                          ----------------------  ----------------------
                                                             2001        2000        2001        2000
                                                          ----------  ----------  ----------  ----------
Basic loss per share . . . . . . . . . . . . . . . . . .  $   (0.07)  $   (0.14)  $   (0.70)  $   (1.78)
                                                          ==========  ==========  ==========  ==========
Net loss                                                  $    (558)  $    (884)  $  (5,856)  $ (11,426)
                                                          ==========  ==========  ==========  ==========
Weighted average shares outstanding                           8,419       6,419       8,419       6,419
Computation of diluted earnings per share:
  Common shares issuable under outstanding stock options          -           -           -           -
  Less shares assumed repurchased with proceeds from
  exercise of stock options                                       -           -           -           -
                                                          ----------  ----------  ----------  ----------
  Adjusted weighted average shares outstanding                8,419       6,419       8,419       6,419
                                                          ==========  ==========  ==========  ==========
Diluted loss per share                                    $   (0.07)  $   (0.14)  $   (0.70)  $   (1.78)
                                                          ==========  ==========  ==========  ==========

     Approximately 428,000 antidilutive options were excluded from the calculation of diluted earnings per share for the three months and nine months ended September 30, 2001.

(9)  GEOGRAPHIC  FINANCIAL  DATA

     A statement of certain geographic financial data is presented below by operating division (in thousands):

                                                       EUROPE,
                                                     MIDDLE EAST
                                         AMERICAS     & AFRICA      ASIA PACIFIC     TOTAL
                                        ----------  -------------  --------------  ---------
THREE MONTHS ENDED SEPTEMBER 30, 2001
  Revenue. . . . . . . . . . . . . . .  $     810   $      3,699   $       1,334   $  5,843
  Operating income (loss). . . . . . .       (434)            57              32       (345)
THREE MONTHS ENDED SEPTEMBER 30, 2000
  Revenue. . . . . . . . . . . . . . .  $   3,915   $      2,549   $       1,684   $  8,148
  Operating income (loss). . . . . . .     (1,770)            31            (153)    (1,892)
NINE MONTHS ENDED SEPTEMBER 30, 2001
  Revenue. . . . . . . . . . . . . . .  $   4,462   $     13,089   $       4,435   $ 21,986
  Operating income (loss). . . . . . .     (3,721)           678              76     (2,967)
  Total assets . . . . . . . . . . . .      6,709          7,685           3,120     17,514
NINE MONTHS ENDED SEPTEMBER 30, 2000
  Revenue. . . . . . . . . . . . . . .  $   8,508   $      8,711   $       5,317   $ 22,536
  Operating loss . . . . . . . . . . .    (13,956)        (2,421)         (1,117)   (17,494)
  Total assets . . . . . . . . . . . .     17,054          4,360           2,295     23,709


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

RESULTS  OF  OPERATIONS.

THREE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     Revenue.   Revenue  decreased  by $2.3 million, or 28.3%, from $8.1 million in the third quarter of 2000 to $5.8 million in the third quarter of 2001, reflecting decreases in volume of professional services and products partially offset by a modest increase in bill rates. Revenue from the Americas Division decreased by 79.3% from $3.9 million to $0.8 million; revenue from the EMEA Division increased by 45.1% from $2.5 million to $3.7 million; and revenue from the Asia Pacific Division decreased by 20.8% from $1.7 million to $1.3 million. The Company ended the third quarter of 2001 with 268 total employees, down from 306 employees at the end of the same period of the prior year. Billable headcount has decreased 3% compared to the third quarter of 2000. Revenue for the third quarter of 2001 was 23.2% less than revenue in the second quarter of 2001 due to continued weak performance in the United States, seasonal declines in Europe and timing of project starts in Asia. The Company expects increased revenue in the upcoming quarters based on current sales activity.

     Gross profit. Gross profit decreased by $1.4 million, or 36.0%, from $3.9 million in the third quarter of 2000 to $2.5 million in the third quarter of 2001 and decreased as a percent of revenue from 48.2% in the third quarter of 2000 to 43.0% in the third quarter of 2001. The decrease in the gross profit margin percentage is primarily attributable to a reduction in staff utilization partially offset by a modest increase in bill rates.

     Selling and marketing expense. Selling and marketing expense decreased $0.6 million or 47.5%, from $1.2 million in the third quarter of 2000 to $0.6 million in the third quarter of 2001. The decrease is the result of moving to a localized marketing and telesales effort in support of a team of account managers in 2001. Sales and marketing headcount totaled 22 persons at the end of September 30, 2001, compared to 19 persons at September 30, 2000.

     Development expense. Development expense decreased $895,000 or 97%, from $923,000 in the third quarter of 2000 to $28,000 in the third quarter of 2001. Primary expenditures for development in the third quarter of 2000 were for the development of the Company's proprietary web-based learning management system, Dynamic IQ, completed in 2000. Development staff has been reduced from 18 persons at September 30, 2000 to two persons at September 30, 2001.

     The Company announced it will pursue investors or buyers for its web-based learning management system, Dynamic IQ. The cost of the Dynamic IQ has previously been expensed.

     General and administrative expense. General and administrative expense decreased by $1.5 million, or 40.6%, from $3.7 million in the third quarter of 2000 to $2.2 million in the third quarter of 2001. The decrease in expense is due primarily to a reduction in administrative personnel and facilities as a result of cost containment plans. General and administrative personnel total 35 at the end of the third quarter of 2001 compared to 53 at the end of the third quarter of 2000.

     Operating loss. Operating loss decreased from $1.9 million in the third quarter of 2000 to an operating loss of $0.3 million in the third quarter of 2001. The operating loss decreased despite reduced revenue and gross margins due to reductions in operating expenses.

     Interest income (expense). Interest expense totaled $42,000 for the quarter ended September 30, 2001, compared to interest income of $15,000 for the quarter ended September 30, 2000. Interest expense increased due to increased borrowing in the quarter ended September 30, 2001.

     Other income (expenses). Other expenses totaled $201,000 in the quarter ended September 30, 2001, compared to income of $43,000 in the quarter ended September 30, 2000. The change was largely due to a $151,000 loss on the sale or abandonment of fixed assets. The quarter ended September 30, 2000 included other income from a $100,000 gain from the sale of a business in Asia.

     Provision (benefit) for income taxes. At September 30, 2001, the Company had $6.5 million of deferred tax assets, primarily consisting of net operating loss carryforwards, net of a $4.0 million valuation allowance, which was recorded at September 30, 2001. The valuation reserve is made up of $2.6 million in tax benefits recorded in the prior year and $1.4 million in current year tax benefits not recorded. In determining the amount of the valuation allowance, the Company considered numerous factors, including, among other things, historical profitability, estimated future taxable income and the volatility of earnings of the industry in which it operates. The primary factors considered in evaluating the realizability of the deferred tax asset and the level of valuation allowance were the continued operating losses for the Americas through September 30, 2001, the Company's projection of future operating results and the number of years it will take to recover the tax asset in a difficult market. The $30,000 income tax benefit for the three months ended September 30, 2001, reflects the valuation allowance.

     The remaining future benefit from utilization of net operating loss carryforwards could be subject to limitations if significant ownership changes occur in the Company. Additionally, the Company's ability to realize the entire benefit of its deferred tax asset requires the Company achieve certain future earnings levels prior to the expiration of its net operating loss carryforwards. To realize the $6.5 million of deferred tax assets in the future, the Company would need to earn about $17 million before the expiration of the net operating loss carryforwards. Further, the Company could be required to record additional valuation allowances for a portion or all of its deferred tax assets if market conditions deteriorate further and future earnings are below, or projected to be below, its current estimates. The Company will periodically review its deferred tax asset to determine if such asset is realizable.

     The effective tax rate for the three months ended September 30, 2001 and 2000 was 5.1% and 51.8% respectively. The decrease in the effective tax rate resulted primarily due to the reserving of current period operating losses for the Americas Division.

     Net loss. The Company's net loss decreased by $0.3 million from $0.9 million in the third quarter of 2000 to a net loss of $0.6 million in the third quarter of 2001 for reasons discussed above. Loss per share decreased from $0.14 in the third quarter of 2000 to a loss per share of $0.07 in the third quarter of 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     Revenue. Revenue decreased by $0.5 million, or 2.4%, from $22.5 million for the nine months ended September 30, 2000, to $22.0 million for the nine months ended September 30, 2001, reflecting increases in product sales and bill rates offset by a decrease in volume of professional services. Revenue from the Americas Division decreased by 47.6% from $8.5 million to $4.5 million; revenue from the EMEA Division increased by 50.3% from $8.7 million to $13.1 million; and revenue from the Asia Pacific Division decreased by 16.6% from $5.3 million to $4.4 million. Product revenue increased from $592,000 in the first three quarters of 2000 to $782,000 in the first three quarters of 2001.

     Gross profit. Gross profit increased by $2.0 million, or 27.6%, from $7.1 million for the nine months ended September 30, 2000, to $9.1 million for the nine months ended September 30, 2001, and increased as a percent of revenue from 31.6% in 2000 to 41.3% in 2001. The increase in the gross profit margin percentage is primarily attributable to increased bill rates and product sales, a small increase in staff utilization and improved recovery of travel costs.

     Selling and marketing expense. Selling and marketing expense decreased $1.2 million or 31.6%, from $3.9 million for the nine months ended September 30, 2000, to $2.7 million for the same period of 2001. The decrease is the result of cost reduction measures and moving to a localized marketing and telesales effort in support of a team of account managers in 2001.

     Development expense. Development expense decreased $2.4 million, or 78.9%, from $3.1 million for the nine months ended September 30, 2000, to $0.7 million for the same period of 2001. Primary expenditures for development in 2000 were for preparation of tools for the Version 4.6 SAP upgrade and development of the Company's proprietary web-based learning management system, Dynamic IQ, completed in 2000.

     General and administrative expense. General and administrative expense decreased by $5.6 million, or 38.7%, from $14.3 million for the nine months ended September 30, 2000, to $8.7 million for the same period in 2001. The decrease in expense is due primarily to a reduction in headcount in the areas of finance, administration and human resources as a result of the cost containment plans. Due to additional cost reductions, an estimated liability of $0.6 million for future lease payments related to idle property was recorded during the second quarter of 2001 and included in general and administrative expenses.

     Other charges. During the three month period ended March 31, 2000, the Company implemented a plan to address the dramatic decline in training and documentation activity for enterprise resource planning implementations. The plan consisted of regional base consolidations and downsizing of billable and non-billable personnel. Charges included the costs of involuntary employee termination benefits, write-down of certain property and equipment and reserves for leasehold abandonment. The reduction in workforce consisted of 60 billable consultants and 44 non-billable administrative personnel. Substantially all of the employee terminations were completed during the first quarter of 2000. The Company reserved approximately $1.5 million expense attributable to involuntary employee termination benefits during the first quarter 2000 which has been paid. In addition, the Company reserved approximately $0.9 million related to the abandonment of leases and approximately $1.0 million related to the writedown of leasehold improvements, furniture and equipment held by its Americas division in the first quarter of 2000. During the fourth quarter of 2000, due to weakening in the real estate market, the Company recorded an additional $1.3 million reserve for lease abandonment resulting in a total annual charge of $2.2 million for the year 2000.

     Due to additional cost reductions, an estimated liability of $0.6 million for future lease payments related to idle property was recorded during the second quarter of 2001 and included in general and administrative expenses. During 2000 and 2001, approximately $2.8 million have been reserved for lease abandonment, $1.5 million has been paid against the reserve. Approximately $1.3 million remained accrued for future lease payments related to abandoned leases at September 30, 2001, including $0.8 million classified as long-term.

     Operating loss. Operating loss decreased from $17.5 million for the nine months ended September 30, 2000, to an operating loss of $3.0 million for the same period of 2001. This decrease resulted from improved gross margins, coupled with lower operating expenses as compared to the first nine months of 2000.

     Interest income (expense). Interest expense totaled $40,000 for the nine months ended September 30, 2001, compared to $50,000 interest income for the nine months ended September 30, 2000. Interest expense increased due to increased borrowing during 2001.

     Other income (expenses). Other expenses increased to $242,000 in the nine months ended September 30, 2001, compared to other income of $4,000 in the nine months ended September 30, 2000, largely due to a losses on the sale or abandonment of fixed assets totaling $157,000 in 2001. The nine months ended September 30, 2000, included $100,000 gain from the sale of a business in Asia.

     Provision (benefit) for income taxes. At September 30, 2001, the Company had $6.5 million of deferred tax assets, primarily consisting of net operating loss carryforwards, net of a $4.0 million valuation allowance, which was recorded at September 30, 2001. The valuation reserve is made up of $2.6 million in tax benefits recorded in the prior year and $1.4 million in current year tax benefits not recorded. In determining the amount of the valuation allowance, the Company considered numerous factors, including, among other things, historical profitability, estimated future taxable income and the volatility of earnings of the industry in which it operates. The primary factors considered in evaluating the realizability of the deferred tax asset and the level of valuation allowance were the continued operating losses for the Americas through September 30, 2001, the Company's projection of future operating results and the number of years it will take to recover the tax asset in a difficult market. The provision for income taxes of $2.6 million for the nine months ended September 30, 2001, reflects the valuation allowance.

     The remaining future benefit from utilization of net operating loss carryforwards could be subject to limitations if significant ownership changes occur in the Company. Additionally, the Company's ability to realize the entire benefit of its deferred tax asset requires the Company achieve certain future earnings levels prior to the expiration of its net operating loss carryforwards. To realize the $6.5 million of deferred tax assets in the future, the Company would need to earn about $17 million before the expiration of the net operating loss carryforwards. Further, the Company could be required to record additional valuation allowances for a portion or all of its deferred tax assets if market conditions deteriorate further and future earnings are below, or projected to be below, its current estimates. The Company will periodically review its deferred tax asset to determine if such asset is realizable.

     The effective rate for the nine months ended September 30, 2001 and 2000 was 80.2% and 34.5%, respectively. The increase in the effective tax rate resulted primarily due to the reserving of prior period operating loss tax benefits associated with the Americas Division.

     Net loss. The Company's net loss decreased by $5.5 million from $11.4 million for the nine months ended September 30, 2000, to a net loss of $5.9 million for the nine months ended September 30, 2001, for the reasons discussed above. Loss per share decreased from $1.78 for the nine months ended September 30, 2000, to a loss per share of $0.70 for the same period of 2001 due partially to the number of shares outstanding and reasons discussed above.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Since its inception, the Company has historically financed its operations and growth with cash flows from investment by shareholders, operations, short-term borrowings under revolving line of credit arrangements and receivables-based financing.

     The Company's cash and cash equivalents were $0.3 million at September 30, 2001, compared to $0.9 million at December 31, 2000. The Company's working capital deficit was $1.4 million at September 30, 2001, and $1.1 million at December 31, 2000.

     The Company's operating activities required cash of $1.5 million for the nine months ended September 30, 2001, compared to $8.2 million for the same period in 2000. The decrease in cash used in operations resulted primarily from reduced operating losses and reduced cash received from accounts receivable. Partially offset by income taxes and reduced losses on write down of fixed assets.

     Investing activities provided cash of $0.2 in the nine months ended September 30, 2001, compared to cash provided of $2.6 million for the same period in 2000. During the same period of 2000, the Company had net sales of short-term investments of $2.4 million.

     Financing activities provided cash of $0.9 million for the nine months ended September 30, 2001, as a result of drawdowns on debt during the quarter compared to $3.0 million during the nine months ended September 30, 2000.

     The Company has an agreement with a bank which provides for financing of eligible U.S. accounts receivable under a purchase and sale agreement. The maximum funds available under this agreement is $5.0 million. At September 30, 2001, the Company had sold $211,000 of receivables pursuant to this agreement. In March 2000, the Company obtained a credit facility from a bank with a maximum line of credit of approximately $1.1 million based on eligible foreign accounts receivable which was completely used at September 30, 2001.

     Capital expenditures for the next twelve months are not expected to be significant.

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

New  Accounting  Pronouncements

     The Financial Accounting Standard Board recently issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations, which requires that all business combinations be accounted for using the purchase method. In addition, this Statement requires that intangible assets be recognized as assets apart from goodwill if certain criteria are met. As the provisions of this Statement apply to all business combinations, management will consider the impact of this statement for future combinations.

     The Financial Accounting Standard Board recently issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, which established Standards for reporting acquired goodwill and other intangible assets. This Statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with the Statement goodwill and indefinite lived intangible assets will not be amortized, goodwill will be tested for impairment at least annually at the reporting unit level, intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and the amortization period of intangible assets with finite lives will not be limited to forty years. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company has approximately $365,000 of goodwill included in its balance sheet at September

30, 2001. Goodwill amortization for the nine months ended September 30, 2001, was approximately $15,000 and is currently expected to approximate $20,000 for the year ended December 31, 2001, before the provisions of SFAS 142 are applied. Implementation of SFAS 142 by the Company may result in the elimination of amortization of goodwill.

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

ITEM 3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company from time to time holds short-term investments which consist of variable rate municipal debt instruments. The Company uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in market interest rates may have on the fair value of the Company's investments. At September 30, 2001, the Company did not hold any short-term investments.

     Currency exchange rate fluctuations between the U.S. dollar and the Euro, British pound, French franc, Canadian dollar, Singapore dollar, and the Australian dollar have an impact on revenue and expenses of the Company's international operations. Dramatic fluctuations could have a negative effect on the Company's financial condition and results of operations.


                            DA CONSULTING GROUP, INC.

                            PART II-OTHER INFORMATION


ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits

          None.

     (b)  Reports  on  Form  8-K

          No reports on Form 8-K were filed during the reporting period ended September 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DA CONSULTING GROUP, INC.
                                   (Registrant)

Dated: November 14, 2001        By:     /s/ Dr. B.K. Prasad
                                   ---------------------------------------------
                                           Dr. B.K. Prasad
                                               Chairman


                                By:     /s/ Dennis C. Fairchild
                                   ---------------------------------------------
                                           Dennis C. Fairchild
                                Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)