Form 10-K
period 2001-12-31
DA CONSULTING GROUP INC
filed 2002-04-15
CIK 1051209

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                           Commission File No.00-24055

                            DA CONSULTING GROUP, INC.
               (Exact name of registrant as specified in charter)

           TEXAS                                              76-0418488
(State or other jurisdiction                         (IRS employer incorporation
      of  organization)                                   identification No.)

    5847 SAN FELIPE, SUITE 1100
          HOUSTON,  TEXAS                                       77057
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

     As of April 11, 2002 the aggregate market value of the voting stock held by non-affiliates was $4,820,466.
     As  of  April  11, 2002, 8,418,604 shares of common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE


================================================================================

                            DA CONSULTING GROUP, INC.
                                    FORM 10-K

                                TABLE OF CONTENTS

                                                   PART I

Item 1.     Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
Item 2.     Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13
Item 3.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13
Item 4.     Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . 13

                                                   PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters. . . . . . . 14
Item 6.     Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations  15
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . . 21
Item 8.     Financial Statements and Supplementary Data. . . . . . . . . . . . . . . . . . . . . . 21
Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure . 21

                                                 PART III

Item 10.    Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . 21
Item 11.    Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23
Item 12.    Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . 26
Item 13.    Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . 28

                                                 PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . . . . . . 28

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 30

                                     PART I

ITEM  1.  BUSINESS

     DA Consulting Group, Inc. ("DACG" or "the Company") is a global consulting firm specializing in learning solutions, employee education, business process mapping, business process improvement, and support for effective change. From its offices in America, Canada, the UK, France, Germany, Singapore and Australia, DACG enables clients to use technology and improve productivity by managing and changing what their employees know.

     DACG's  core  business  is:

     Process  documentation  and  business  process  mapping
     Business  process  improvement
     Training  for  system  implementations
     Change  communication
     Organizational  learning  solutions
     Employee  performance  support
     E-learning  within  an  organization

MANAGEMENT  OF  DACG

     Significant changes in the management of DACG took place in August 2001. The officers of the Company are:

     Chairman                   Dr. B K Prasad
     President & CEO            Virginia  L. (Val) Pierpont
     Chief Financial Officer    Dennis  Fairchild
     Chief Operating Officer    Malcolm  Wright

     The Company was founded in 1984 in Houston, Texas by Val Pierpont, who resumed the CEO role in August 2001. Offering documentation services to the oil and gas industry, it participated in the early implementations of ERP systems in that sector. End-user training was a natural extension of its core expertise and was added to the Company's portfolio in 1989. DACG was well positioned to take advantage of the demand for ERP expertise when that market emerged in the l990's. In particular, there was strong demand for its services in SAP implementations. The new systems were as demanding as they were powerful and DACG created a specialist niche for itself in customized documentation, training and change communication in the Global 2000 market.

     The decade from 1988 through 1998 was marked by explosive growth in the Company. In the five years from 1993 to 1998 the average rate of growth was 80% per annum. DACG developed several proprietary tools in this period which captured its knowledge and expertise. Today these continue to help the Company deliver consistently high standards of work at significant savings in time and cost including the following:

     DA  Passport,  a  contact  sensitive  employee  performance  support system
     DA Learning Center, a web-enabled repository for all components of corporate learning
     DA  Cornerstone,  proprietary  methodology
     DA  Foundation,  proprietary  content  and  reference  materials
     DA  Reporter,  a  tool  for  measuring  training  effectiveness.

     DACG is continuing its work with Customer Relationship Management systems, in particular, Siebel, Vantive and SAP. The Company has also significantly expanded its work in the Public Sector.

MARKET

     DACG participates in three marketplaces - education, software support tools and documentation and training for ERP (enterprise resource planning) and CRM (customer relationship management) systems. According to industry experts, these markets had a combined value in excess of $8 billion worldwide in 2001. It is expected that they will continue to grow at double digit rates for the near future. There are many service providers in the education and end-user support markets. The providers who compete directly with DACG include software developers, computer training companies, consulting firms and e-learning companies. There is also competition from large international system integrators and technology vendors who provide end-user support programs with their proprietary software.

     DACG's ability to increase revenues in the ERP and CRM training and documentation markets is dependent upon the license sales of the ERP and CRM software. The Company believes the turndown in the ERP marketplace in the second half of 1999 through the first half of 2000 was caused by the diversion of customers' resources to Y2K compliance. This had a decidedly negative impact on the demand for DACG's services. The current trend in the ERP market is towards system upgrades which incorporate internet capability, linking back office functions with the front office and the extended enterprise. In Europe, growth in the ERP market has been partially driven by the need for companies to comply with European Union regulations.

     Most of DACG's current revenue is earned in upgrades to ERP systems and new implementations of CRM systems. There is also steady growth in the sale of DACG's proprietary software, including EPSS (electronic performance support systems) and computer based training systems.

     New market opportunities for the Company will come with the expansion of e-Learning. A significant investment by DACG in e-Learning software was made in 2000 and 2001 building a proprietary software system called Dynamic IQ. It led to the development of two new software tools, The Learning Center and DA Reporter. Both of these have been well received by the market and provide excellent value in generating new customer relationships as well as useful revenues. Dynamic IQ itself is currently for sale.

BUSINESS  STRATEGY

     DACG's mission is to support Global 2000 customers who seek to improve what their employees do by managing and changing what their employees know.

     DACG will grow a strong and healthy business offering its core expertise to the Global 2000. It will continue to be the leader in its niche by respecting and nurturing relationships with its clients. New developments and new markets will be pursued if they are a natural extension of our core skills and offer a good return on investment. DACG management will focus on cash profits as a measure of its success as custodian of the business, and will at all times protect the interests of both the shareholders and the stakeholders in the Company.

     New initiatives for the Company are the Global Account Program and Strategic Alliances and Partnerships. Both of these are driven by an interest in looking after our clients as completely as possible. DACG management believes a prosperous future for the Company can only be secured by linking its goals to the best interests of its clients. Therefore, these programs are important vehicles for growth in the future. The Company has announced the following alliances and partnerships with AXON, Global Knowledge and X-Help.

Maintain  Independence  and  Leverage  Existing  Client  Relationships

     The Company provides its consulting and software services independent of the ERP, CRM and e-Learning solutions providers. The Company provides its customers with solutions that are best suited to their environment, budget and technical preferences.

     Since 1984 , DACG has provided services to more than 650 of the global Fortune 2000 companies. DACG's strategy is to continue to develop these relationships, particularly as they seek to become continuous learning organizations. Relationships with these companies have been an important source of business leads and referrals. During 2001, approximately 84% of DACG's business came from previous or existing customers. The Company believes that its brand recognition and reputation are important assets in its market and differentiate it from its e-Learning competitors.

Diversify  into  e-Learning

     The lessons learned in 2001 taught us that the market is not receptive to full scale Learning Management Systems (LMS). While everyone can appreciate the benefit of LMS, very few are willing to inflict on their business the cost and disruption that an LMS implementation entails.

     DACG has found ready acceptance for The Learning Center, its on-line repository for learning and support content which sells at a fraction of the cost of a full scale LMS. The Learning Center is simple and painless to install; it uses content that DACG has already developed over the course of a project. It differs from an LMS in that it only affects employees who will be end-users. In the course of a typical project, DACG will have already done significant work in Change Management for these people, and that can be re-cycled into The Learning Center.

     The corporate e-Learning marketplace is currently estimated to be $1.7 billion in the U.S. alone and is forecasted to grow to $11 billion by 2003, which is an estimated compound annual growth rate (CAGR) of 65%. Industry estimates put the European marketplace for e-Learning services at $4 billion by 2004. The Company expects to see continued growth in its software tool market, both its own and those of its Alliance Partners.

PRODUCTS  AND  SERVICES

     The Company delivers employee support solutions designed to secure the return on information technology investments of its clients that take into account an organization's individual needs, resources, and requirements. New technology has a significant impact on the business processes of a corporation. Managing a smooth transition during the implementation of a new system, and providing support for end users in the future is essential.

     DACG reviews the procedures and tasks that client employees will need to learn once the new system is in place and incorporate them into the end user support.

     DA Passport provides on-line context sensitive end-user support, customized to individual jobs.

     DACG's proprietary methodology, DA Cornerstone(TM) supports all the project work undertaken by the Company.

Learning  and  Change  Management

     Change management is another DACG deliverable. Companies transforming themselves into continuously learning organizations commit themselves to long term change. Clients' employees are affected by this change, seeing it on the desktop in new software and in day-to-day business activities in new procedures and policies. A first step in managing this change is establishing executive management support. However, the real key to successful cultural transformation is eliciting the support of employees, as well as those within the extended enterprise, such as customers and suppliers. Effective utilization of new technology is critical to the success of the learning organization. Common change management deliverables provided by the Company include kick-off meetings, speeches, facilitated collaborative work groups, multimedia presentations, video presentations, and newsletters. These deliverables, in addition to providing critical information, help to ensure a successful and ongoing cultural transformation.

Education

     The Company develops educational programs customized to individual client's needs, taking into account the client's infrastructure and resources, the scope of the client's information technology system, language and cultural requirements. In order to influence the way an employee works while getting the best out of a new system, DACG develops training programs that focus on specific end-user job responsibilities, as well as the overall business processes that impact the end-user. DA Foundation is a library of training content material collected over the years that the Company can draw on for these projects.

     The Company consults with the client to determine the appropriate format for delivering training such as instructor-led training, computer-based training, and e-Learning. Most clients choose a combination of instructor led and on-line training, supported by DA Passport and The Learning Center post-implementation.

     Many companies, particularly those with large and geographically dispersed operations, are increasingly seeking ways to use computer-based training to decrease costs and minimize employee time away from the job. DACG offers both custom and off the shelf computer-based training modules.

     DACG offers both synchronous and asynchronous capabilities for computer-based distance learning. Using Symposium software from Centra Software, Inc., DACG provides synchronous distance learning, where many students can follow a single event. DACG provides asynchronous distance learning through custom and SmartForce courses that allow students to work independently and at their own pace. Both of these methods are used by companies with remote user audiences and require only basic information technology infrastructures because they involve distributing content by wide area networks (WAN), corporate intranets, and audio conferencing technology. Typically a client implementing an ERP system or another new business technology will have the required infrastructure already in place. E-Learning is effective in situations where travel, time away from work and cost are important.

Performance  Support

     A critical component of the Company's end-user support solution is the documentation of business processes. DACG's documentation is designed to support employees during training and after implementation. The best support should be readily accessed on-line without interrupting the task in hand because the real cost of training is the cost of time off the job. Giving an end-user exactly the information required to perform a specific procedure is crucial to getting a return on investment from a new system.

     DACG consultants work with each client to assess ongoing documentation and performance support needs of the particular audience of end-users. Using DA Foundation as a resource, the Company develops support content, creating clearly defined policies, processes, and procedures which the end user will follow in the future in conjunction with the new technology.

     More sophisticated performance support solutions are delivered via the client's corporate intranet. Clients are offered a choice of support media according to need, budget and time constraints. Quick reference guides and printed documentation in hard copy are used less often, but can be useful in certain circumstances.

     DA Passport is the Company's electronic performance support system ("EPSS"). It provides comprehensive end-user support on-line at the desktop, minimizing interruptions to end users. DA Passport is context sensitive, which means it can track the location of end-users in the client's ERP system. It provides support on a particular application in use at transactional or task level. DACG can link system tasks, business procedures, training, and computer-based training files to ERP transactions using DA Passport technology to provide sophisticated support to end-users.

CLIENTS  AND  REPRESENTATIVE  ENGAGEMENTS

     The Company provides custom support solutions around the world to large and mid-sized companies, many of which have information intensive, multinational operations. The Company has provided services to more than 685 clients, including many of the world's leading corporations in a broad range of industries, including oil and gas, information technology, pharmaceutical, chemicals, utilities, telecommunications, consumer products, and manufacturing. The following is a selection of DACG's 2001 clients and representative engagements.

     The Company's ten largest clients, in the aggregate, accounted for approximately 38%, 55% and 61% of its billed hour revenue in 1999, 2000, and 2001, respectively. One client accounted approximately 18% of the Company's revenue in 2001.

UNILEVER

     Unilever is one of the largest consumer goods businesses in the world. Unilever operates with two global divisions: Unilever BestFoods whose top performing categories are Spreads, Dressings and Leaf Tea, and include brand names such as Flora, Lipton and Knorr; Unilever Home and Personal Care, whose broad range of categories includes fabric cleaning, deodorants, oral care, household cleaning, and hair care with brand names such as Dove, Domestos, Timotei and Persil.

     Each of these divisions is implementing and upgrading SAP and DACG is providing the education solution for both. By adopting common information systems and sharing best practices Unilever will achieve better cost-control as well as visibility of costs. All in all, Unilever intends that the introduction of common business practices and systems will support profitable growth for the Company.

     DACG was awarded Gold at the 2002 IT Training Awards, for working with Unilever providing education solutions. The multilingual project included delivery in seven different languages to countries across Europe and encompassed cutting-edge technology, change communications, innovative training and support techniques, and strong project management. DACG developed a tailor-made electronic performance support solution using DA Learning Center, a web-enabled flexible learning management tool to deliver custom training programs to over 20,000 employees. DACG used a sophisticated context-sensitive end-user help tool, DA Passport, that delivers customized business process and application support on demand to the employee's desktop. The repository provides access to role-based business processes, mapped by DACG, designed to increase user productivity.

DIAGEO

     Diageo, the world's leading player in the premium drinks industry, was formed out of the 1997 merger of Guinness and GrandMet. The move amassed a large number of premium brands, such as Guinness, Smirnoff, Baileys and Johnnie Walker.

DACG was contracted by Diageo Business Services (DBS) in May 2001 as a training partner to develop an on-line learning solution, to support business service centres within Europe and North America, as well as other business units within these regions. DBS is responsible for creating effective global process solutions for finance and HR functions, such as dealing with customers, suppliers and employees, paying bills and taking orders. The project encompasses implementation of SAP 4.6, PeopleSoft 8.s and Concur (Travel and Entertainment software).

     A detailed training needs analysis revealed that a new solution had to be developed to manage and store all the business process documentation. DA Learning Centre was used to create documentation from the system blueprint facilitating use of an online help system called DA Passport. On line simulation lessons are delivered using the web-enabled front end. Classroom training is delivered from the same materials. Competencies are checked by post training tests and role playing business scenarios. The results are analyzed using DA Reporter. The worldwide program will be delivered to around 15,000 people and each training implementation will be customized to suit the needs of the specific individual market.

GlaxoSmithKline

     GlaxoSmithKline (GSK) is a world leading research-based pharmaceutical company in four major therapeutic areas - anti-infectives, central nervous system (CNS), respiratory and gastro-intestinal/metabolic. In addition, it is a leader in the important area of vaccines and has a growing portfolio of oncology products. GSK's mission is to improve the quality of human life by enabling people to do more, feel better and live longer. Headquartered in the UK and with operations based in the US, the company is one of the industry leaders, with an estimated seven per cent of the world's pharmaceutical market. The company also has a Consumer Healthcare portfolio comprising over-the-counter
(OTC) medicines, oral care products and nutritional healthcare drinks, all of which are among the market leaders. GSK has over 100,000 employees worldwide.

     GlaxoSmithKline realized the need to upgrade their enterprise resource planning system, SAP, and turned to DACG to support them for their end-user-training program from SAP R/3 to version 4.6. DACG performed an initial training needs analysis and developed a targeted training concept, delivering documentation solutions with the use of help cards and bespoke training workshops aimed at ensuring staff self sufficiency and a high knowledge of the system. DACG also produced customized courses, reference-based training, workshops and technical and instructional post go-live support.

BHP  Billiton

     BHP Billiton is a new global leader in the resources industry, employing more than 60,000 staff across more than 30 countries. BHP Billiton conducted the GSAP project to deploy a global SAP solution as a key enabler of future business benefits.

     DACG was engaged as a key element in developing the knowledge and education solution to support the GSAP project. DACG consultants were responsible for:

     -  supporting  and  developing  the  Knowledge  Warehouse  infrastructure
     -  design  and  development  of  comprehensive  training  courseware
     -  training  support  and  delivery  to  BHP  Billiton  sites  world  wide

     BHP is in the process of successfully deploying the global SAP solution, with the education and knowledge program a cornerstone of that success.

Normandy  Mining

     Normandy Mining is one of the world's leading gold mining and exploration companies. An SAP 4.6 upgrade created a challenge to develop a sustainable and effective SAP learning and support environment.

     DACG was engaged to develop this environment. Specific responsibilities included:

     -  creating  effective  on-line  training  courses  and  workshop  agendas
     -  developing  SAP  system  simulations  using  SAP's  iTutor  tool
     -  implementing  a  web-based  Performance  Support  capability
     -  developing  and  delivering  appropriate  communications  material

     The SAP 4.6 upgrade was achieved successfully and Normandy now has a learning and performance support foundation to encourage innovation and improvement of job skills.

     The following is a sample list of clients that the Company provided services for during 2001:

24 Seven Utility services                Edeka                            National Australia Bank
BBC                                      EuroDisney                       Normandy Mining
BHP Billiton                             Fairchild-Dornier Gmbh           PaperlinX
BNFL                                     Georgia Pacific                  Perrier
Abbott Laboratories                      Gillette Australia               Phillips Fox
Agriculture Fisheries & Forestry (AFFA)  Guinness                         Phillips Petroleum
Air Products                             Hampshire County Council         Promodes
Australian Defence Organisation          Karstadt                         RMC Limited
Aventis Pasteur                          Kimberly-Clark Australia         Robert Bosch Australia
Basell International                     Lkinikum                         Sydney Ports
Bic                                      Media Accounting Services        Toyota Australia
Centrelink                               Merck Sharp & Dohme              UDV Diageo
Citibank                                 NSW Dept. of Community Services  UK College of Environment & Transport
Compaq                                   NSW Dept. of Transport           Unilever
Dun & Bradstreet                         NSW Roads & Traffic Authority    Woolworth's

COMPANY  ORGANIZATION  AND  PROJECT  MANAGEMENT  METHODOLOGY

Organization

     The Company has three principal operating divisions: the Americas, which includes the USA and Canada; Europe, which includes the UK, France and Germany as well as mobile services provided in other European countries; and Asia Pacific, which includes operations in Australia and Singapore as well as mobile services provided in Asia.

     Within each division there are administrative, sales and marketing and operations functions. Administration consists of finance, human resources and management information services. Operations performs all of the functions of the consulting services and product implementation and support.

     The Company has two corporate functions: research and development and corporate management. Research and development is responsible for on-going support of software products as well as the development of new products.
Corporate  management  consists  of  the  offices  of  the  CEO,  CFO,  and COO.

Project  Methodology  Management

     The Company's DA Cornerstone(TM) project management methodology is essential to its delivery of quality end-user support solutions. DA Cornerstone is a comprehensive six phase, end-user support methodology that addresses key end-user support program deliverables, activities, and milestones throughout the lifecycle of a business information technology implementation. Each phase has associated tools that facilitate the completion of activities and deliverables.

     DA  Cornerstone  phases  include:

Analyze: DACG analyzes the client needs, resources, and requirements and submits to the client an end-user support strategy and proposed deliverables for approval.

Prototype and  When  the strategies are approved, DACG designs, deliverables and
Designs establishes appropriate development strategies. The client must approve the strategic program design.

Develop: DACG executes the strategies and submits all deliverables for frequent internal and client review.


Implement:     DACG  delivers  the  final  work  to  the  end-users.

Evaluate:      After  implementation  and  as  part  of  the services to the client, DACG evaluates the effectiveness of the services using appropriate tools.

Support: DACG will arrange and set up the post implementation and long-term maintenance strategy for the educational program, end-user support, change communications or other programs created by DACG for the client.

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

SALES  AND  MARKETING

     The Company generates business through a field sales force that sells directly and pursues referrals and trade show leads. In addition, the Company co-markets, sometimes in joint sales calls and marketing materials, with its Alliance Partners.

     The Company's direct sales efforts are the responsibility of 23 full-time sales and marketing personnel, most of whom have either a local or regional territory. The sales personnel generate leads from several sources, including referrals from the Company's existing clients and from attendance at industry trade shows. The Company also uses Internet-based marketing, tele-marketing, direct mail, corporate presentations, joint marketing events, and networking through regional business communities to generate potential sources for new business. In 2002, the Company plans to focus its marketing on the ERP, CRM and e-Learning marketplaces.

     DACG is recognized by SAP, PeopleSoft, and J.D. Edwards as a preferred or qualified provider of end-user support services. DACG is recognized as a Global Consulting Partner and a mySAP.com Global Consulting Partner by SAP and a Global Education Services Alliance Partner by PeopleSoft. The Company also maintains partnerships with integrators and providers of tools for use in documentation and training such as Global Knowledge, X-ayce InterWise, X-Help and Axon. The Company develops and delivers to potential clients proposals in collaboration
with  Strategic  Alliance  Partners,  including   proposals  covering  software
applications, software implementation services, and end-user support solutions. During 2001, DACG continued to expand its capability to develop and manage partnerships. In this capacity, DACG plans to create revenue from partners selling DACG products and services and by DACG reselling partner products and services.

     The Company's services require a substantial financial commitment by clients and, therefore, typically involve a long sales cycle. Once a lead is generated, the Company needs to understand quickly the potential client's business needs and objectives in order to develop the appropriate solution and bid accordingly. The Company's operations and project managers are involved throughout the sales cycle to ensure mutual understanding of client goals, including time to completion and technological requirements. Sales cycles for end-user support solution projects typically range from one to six months from the time the Company initially meets with a prospective client until the client decides whether to authorize commencement of an engagement. The retention of the Company typically occurs at the beginning of the design/prototype stage of the software implementation.

RECRUITING  AND  PROFESSIONAL  DEVELOPMENT

     As of February 28, 2002, DACG's personnel consisted of 212 billable employees, 23 sales and marketing personnel, 2 development staff and 32 administrative employees. The Company believes that its success depends on its ability to attract, retain, and motivate talented, creative, and professional employees at all levels. For core business, the Company seeks to hire personnel with prior consulting experience in end-user education programs, education professionals with a background in information technology, and information technology professionals with education or communication program experience. Strong project management, analytical and communications skills and international experience are also considered. Recruiting is coordinated Company-wide through the Company's human resources department.

     Training and mentoring are integral parts of the Company's staff development program. The Company's training programs ensure that its professional staff understands the impact of technology on people, is able to communicate effectively at all levels within a client organization, and has the ability to communicate with its clients' technical, business and management staff to provide value-added content to its clients. Ongoing training includes in-house and external training. In-house training includes basic training, more detailed software education, project management, consultancy skills, and leadership training. The use of DA Foundation materials and the application of performance support technologies such as DA Passport and The Learning Center are also covered. In addition, all consultants are required to attend a DA Cornerstone methodology training program, and to be approved for its use before being assigned to any consulting project.

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

RESEARCH  AND  DEVELOPMENT

     DACG established a research and development department in 1995 to support and maintain its end-user support content and consulting methodologies. During 2001 the primary focus was on the modification of tools to work with a broader range of software. During 2000, the primary focus of this department was the development of Dynamic IQ, a virtual learning environment with complementary consulting services and ongoing maintenance of DA Passport, DA Foundation, the Company's proprietary toolset used for rapid deployment of end-user support solutions.

     The Company's research and development department continually applies technology developments to the Company's content and tools. As technology advances, DACG has kept pace, expanding its deliverables from traditional hard copy materials and instructor led training to include on-line documentation, multimedia training, employee performance support systems, e-learning and web-based education and performance support solutions. The Company will maintain its commitment to innovative and collaborative research and development and anticipates a broadening of this function through partnering in 2002.

COMPETITION

     The global markets for end-user performance support services for business information technology and e-Learning services are large, highly fragmented, change rapidly, and are subject to low barriers to entry. DACG has various market areas for competition, including:

- Competition from the ERP software developers and other applications developers, which includes the software that DACG trains on, including SAP and other vendors;
- Competition from large international systems integrators, such as the consulting practices of the large international accounting firms, which are focused principally on systems integration and implementation but also provide end-user support as a secondary service;
- Competition from the professional services groups of many large technology and management consulting companies and a large number of smaller organizations that specialize in employee support services, generally serving a limited geographic area and having a smaller base of technical and managerial resources;
- Competition if clients elect to use internal resources to satisfy their needs for training services the Company provides; and
- In e-Learning, the Company faces a number of competitors in the form of software start-ups, established software companies and consulting companies as well as other niche operators.

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

     Dynamic IQ(R), DA Foundation(R), DA Team Teach(R) and DA Consulting Group(R) are registered trademarks and/or service marks of the Company. The Company also claims common law trademark rights in DACG and design, the globe and temple logo, Fast Implementation Toolkit(TM), Fast Implementation Toolset(TM), DA Cornerstone(TM), and DA Passport(TM), for each of which the Company has filed an application for registration in the United States Patent and Trademark Office. Furthermore, the Company claims common law trademark rights in DACG(TM), DA FIT/Fast Implementation Toolkit(TM), FastED(TM), DA ASK(TM), DA Quickweb(TM), DA Learning Centre, DA Learning Center, DA Reporter and the slogan mark "Solutions for People and Technology"(TM), but as to these has decided at present not to file applications for trademark registration. The Company holds no patents. The Company has registered the copyright in the computer programs titled "DA Basic Skills Training for SAP R/3" and "DA Basic Skills Training for SAP R/3 v2.0 US." The Company also claims the copyright in numerous other works and may elect to register such copyrights on a case-by-case basis.

RISK  FACTORS

History  of  losses

     The Company has incurred net losses totaling approximately $27.2 million during 1999, 2000 and 2001. The Company began a restructuring process in 2000, which was completed during 2001. As a result of the restructuring the Company has returned to profitability, although the United States has continued to generate losses. There can be no assurance that overall profits will continue and the losses in the United States will not continue. Thus, the Company may be required to record additional charges to decrease the carrying value of the deferred tax asset.

Our business operations are dependent on SAP and the ERP software market.

     A substantial portion of our revenue is derived from the provision of end-user support services in connection with ERP software implementations by our clients. These relationships and authorizations are generally subject to termination on short notice. In addition, these licensors could further modify their software in order to make the implementation cycles for its new releases shorter and less complicated, thereby possibly reducing the need for customized end-user support, or they could increase their provision of end-user support services for their software applications. Software vendors are currently customers and direct competitors. They could also cease referring us to their customers as a provider of end-user support services. Any one or more of these circumstances could have a material adverse effect on our business and revenue.

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

     Certain of our projects are undertaken on a fixed bid basis, pursuant to which we charge our clients a flat rate for our services, or on a not-to-exceed basis, pursuant to which we limit the maximum fee that we will charge our client. For the year ended December 31, 2001, we realized the majority of our revenue from fixed-bid or not-to-exceed projects. Were we to fail to adequately estimate the actual cost to us of completing a project under the guaranteed not-to-exceed or fixed fee price set forth in certain of our contracts, or were we to fail to efficiently manage these projects after entering into the not-to-exceed or fixed fee contract, we could become exposed to unrecoverable budget overruns, which could materially adversely affect our profitability. Additionally, client engagements are generally terminable with little or no notice or penalty, and our failure to meet a client's expectations could damage our relationship with that client and cause the client to terminate our engagement. A client's unanticipated decision to terminate or postpone a project may result in higher than expected numbers of unassigned professionals or severance costs, which could materially adversely affect our results of operations.

We do not have any patents to protect our intellectual property rights from misappropriation.

     Our success in the information technology services business depends upon our software deployment and methodology and other proprietary intellectual property rights. We do not hold any patents. We rely on a combination of trade secret, nondisclosure and other contractual arrangements and technical measures, and copyright and trademark laws to protect our proprietary rights. We generally enter into confidentiality agreements with our employees, consultants, clients and potential clients and limit access to and distribution of our proprietary information. There can be no assurance that the steps that we have taken will be adequate to prevent misappropriation of our intellectual property rights or that third parties will not independently develop functionally equivalent or superior methodologies or software. Moreover, there can be no assurance that third parties will not assert infringement claims against us in the future that would result in costly litigation or license arrangements regardless of the merits of such claims. Additionally, because our engagements are typically work-for-hire based, we assign ownership of, or grant a royalty-free license to use, the materials that we develop specifically for our clients to those clients upon project completion.

Significant  exposure  to  international  markets.

     We currently have international operations in Singapore, Australia, England, France, Germany and Canada. As of December 31, 2001, 81% of our revenue resulted from our international operations. The successful operation of such geographically dispersed offices requires considerable management and financial resources and results in significant ongoing expense. International operations and the provision of services in foreign markets are subject to risks involving trade barriers, exchange controls, national and regional labor strikes, civil disturbances and war, and increases in duties, taxes, and governmental royalties, multiple and possibly overlapping tax structures, as well as changes in laws and policies governing operations of foreign-based companies. We may also experience difficulties relating to the global administration of our business. Any of such factors may have a material adverse effect on the Company.

ITEM  2.  PROPERTIES

     Recognizing the global nature of the information technology market and the importance of being able to serve multi-national clients, the Company has built a substantial international presence and provides services in North America, Europe and Asia-Pacific. The Company has offices in the U.S., Canada, United Kingdom, France, Germany, Australia and Singapore. The Company's headquarters is at 5847 San Felipe, Suite 1100, Houston, Texas. This lease expires in July 2004. The Company also maintains foreign offices in Toronto, London, Paris,
Melbourne, Sydney, Singapore, and Canberra. The Company has operations in Dallas, Chicago, Philadelphia, Boston and New York, but does not maintain a physical office. Each operation is located near one or more significant clients of the Company, and the physical facilities have terms that will expire between one and five years (exclusive of renewal options exercisable by the Company). All of the Company's operations are electronically linked together and have access to all of the Company's capabilities and core consulting tools. From time to time, the Company uses office space provided at client sites to facilitate performance of its services and maximize client contact. Where the Company operates in areas without an established office, operations are handled on a mobile basis with corporate support being delivered from one of its regional centers in Houston, London or Sydney. The Company believes its current facilities are adequate for its needs. The Company is in the process of subleasing several branch facilities that were vacated as a result of cost reduction measures and may further reduce the size of various facilities.

ITEM  3.  LEGAL  PROCEEDINGS

     From time to time, the Company is a party to routine litigation in the ordinary course of business. The Company does not believe that such litigation will have a material impact on the financial statements.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     At the Company's Special Meeting of Shareholders held on December 11, 2001, the shareholders of the Company voted on the following matter:

     Approval for the election of two Class C Directors, BK Prasad and Dennis Fairchild.

     The  voting  results  were  as  follows:

                         Votes For     Votes Abstained
                         ---------     ---------------
                         6,566,685          18,100

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

              2000         High    Low
              -------------------------
              1st Quarter  $4.00  $2.50
              2nd Quarter   2.63   1.31
              3rd Quarter   2.75   1.50
              4th Quarter   1.94   0.69

              2001
              -------------------------
              1st Quarter  $1.63  $0.66
              2nd Quarter   1.80   1.25
              3rd Quarter   1.60   0.31
              4th Quarter   0.35   0.14

     No dividends were declared on the Company's common stock during the years ended December 31, 2000 and 2001, and the Company does not anticipate declaring dividends in the foreseeable future.

     As of April 11, 2002 there were approximately 100 shareholders of record and greater than 1,071 beneficial shareholders.

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

ITEM  6.   SELECTED  FINANCIAL  DATA

     The following selected consolidated financial statement data as of December 31, 2000 and 2001 and for each of the three years in the period ended December
31, 2001 is derived from the audited consolidated financial statements of DA Consulting Group, Inc. and its subsidiaries (the "Company") included elsewhere herein. This information should be read in conjunction with such Consolidated Financial Statements and related notes thereto. The selected financial information as of December 31, 1997, 1998 and 1999 has been derived from the audited financial statements of the Company that have been previously included in the Company's reports under The Securities Exchange Act of 1934, that are not included herein. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                    YEARS ENDED DECEMBER 31,
                                          -------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE            1997     1998      1999       2000       2001
AMOUNTS)                                  --------  -------  ---------  ---------  --------
INCOME STATEMENT DATA:

  Revenue. . . . . . . . . . . . . . . .  $44,204   $80,132  $ 70,295   $ 30,989   $28,654
  Cost of revenue. . . . . . . . . . . .   24,063    40,817    38,717     20,656    16,536
                                          --------  -------  ---------  ---------  --------

  Gross profit . . . . . . . . . . . . .   20,141    39,315    31,578     10,333    12,118
  Selling and marketing expense. . . . .    3,726     5,195     7,403      4,945     3,280
  Development expense. . . . . . . . . .    1,223     2,124     1,802      3,667       702
  General and administrative expense . .   12,436    24,877    33,461     16,884    10,411
  Amortization expense . . . . . . . . .       54        29       354        760       592
  Restructuring charge . . . . . . . . .        -         -         -      4,666         -
  Employee stock-related charge. . . . .      263         -       142          -         -
                                          --------  -------  ---------  ---------  --------

  Operating income (loss). . . . . . . .    2,439     7,090   (11,584)   (20,589)   (2,867)
                                          --------  -------  ---------  ---------  --------

    Other (expense) income, net. . . . .     (135)       22       287         25      (326)
                                          --------  -------  ---------  ---------  --------

  Income (loss)  before taxes. . . . . .    2,304     7,112   (11,297)   (20,564)   (3,193)
  Provision (benefit)  for income taxes.      896     2,813    (3,034)    (7,347)    2,507
                                          --------  -------  ---------  ---------  --------

  Net income (loss). . . . . . . . . . .  $ 1,408   $ 4,299  $ (8,263)  $(13,217)  $(5,700)
                                          ========  =======  =========  =========  ========

  Basic earnings (loss)  per share (1) .  $  0.29   $  0.72  $  (1.28)  $  (1.93)  $ (0.68)
  Weighted average shares outstanding. .    4,808     5,976     6,444      6,841     8,419

  Diluted earnings (loss) per share (1).  $  0.28   $  0.69  $  (1.28)  $  (1.93)  $ (0.68)
  Weighted average shares outstanding. .    5,053     6,233    6 ,444      6,841     8,419

BALANCE SHEET DATA:
  Cash and cash equivalents. . . . . . .  $ 3,664   $ 9,971  $  5,795   $    949   $   373
  Working capital. . . . . . . . . . . .    4,101    25,585    11,007     (1,120)     (663)
  Total assets . . . . . . . . . . . . .   20,135    48,903    32,918     24,940    17,212
  Total debt . . . . . . . . . . . . . .    3,970         -         -        154     1,077
  Shareholders' equity . . . . . . . . .    7,943    34,944    25,238     16,291    10,303

----------------
(1) Basic and diluted earnings per share for 1997 on a pro forma basis would have been $0.31 and $0.29, respectively, to give effect to the sale of Common Stock (at an initial public offering price of $14.50 per share, less underwriting discounts and commissions and estimated offering expenses) to repay indebtedness and the associated reduction in interest expense as if such repayment had occurred on January 1, 1997.

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

BUSINESS

     The Company is a leading international provider of employee education and support solutions to companies investing in business information technology. Through its 272 employees worldwide at December 31,2001, the Company provides employee support solutions through customized change communications, education, and performance support services to clients. Since 1988, the Company has provided services to over 685 clients most of whom are Fortune Global 500 companies.

     The Company is currently organized into three divisions: the Americas Division which includes its operations in North America; the Europe Division which includes its operations in Europe; and the Asia Pacific Division which includes its operations in Australia and Singapore. In 2001, the, Europe, Asia Pacific and Americas Divisions represented 60%, 21%, and 19% of revenue, respectively. The number of clients served by the Company has increased substantially from 52 in 1994 to approximately 685 in 2001. The Company's client base is diversified, with one client representing 18% of revenue in 2001.

     The Company derives substantially all of its revenue from fees for professional services related to supporting end-users in the implementation of ERP systems. Revenue from clients implementing SAP software represented 87% of billed consulting revenue for 2001. The majority of the Company's projects involve from three to ten consultants, are generally completed in three months to two years, and result in revenue from $200,000 to $1.5 million. The Company often performs multiple projects for a client in support of a phased implementation of the business information technology. The Company's services are generally provided pursuant to written contracts that can be terminated by the client with limited advance notice. In the event of such a termination by the client, the client remains obligated to pay for the services rendered to the client to the termination date. The Company bills its clients weekly, twice monthly and monthly for the services provided by its consultants at agreed upon rates, and where permitted, for expenses. The Company provides services to its clients primarily on a time and materials basis, although many of its contracts contain "not-to-exceed" provisions and Company performance obligations. The remainder of the Company's contracts are on a fixed-price basis, representing approximately 28% of the Company's total revenue for 2001. Revenue from time and materials engagements, as well as revenue from fixed price contracts, is recognized as services are performed and the realization of the revenue is assured. The Company also receives approximately 3% of total revenue from license fees related to computer-based training products and other software products that are developed independently or are co-developed by the Company.

     Cost of revenue includes compensation and benefits paid to the Company's professional staff and all direct expenses of performing project work. The Company's financial performance is highly dependent upon staff billing rates, costs, and utilization rates. The Company manages these parameters by establishing and monitoring project budgets and timetables and tracking staffing requirements for projects in progress and anticipated projects. Project terminations, completions, and scheduling delays may result in periods when consultants are not fully utilized. An unanticipated termination of a significant project could cause the Company to experience lower staff utilization. In addition, the establishment of new services or new regional operations, employee vacations and training, and increases in the hiring of consultants may result in periods of lower staff utilization and downward pressure on gross margins. The Company's professional staff are generally employed on a full-time basis, and therefore the Company incurs substantially all of its staff-related costs even during periods of low utilization. In the past, the Company has experienced some seasonality in its business with somewhat lower levels of revenue and profitability in Europe in the third quarter and Asia in the fourth quarter. The timing of project start-ups and completions, as well as holidays and vacations has the most significant impact on fluctuations in revenue.

     Selling and marketing expense relates principally to compensation and benefits paid to the Company's dedicated sales staff and all direct costs associated with the sales process. Development expense consists principally of compensation costs for the Company's in-house research and development. These personnel focus on development of methodologies and applications of new technologies, including development of computer-based training courseware and performance support software and content. Development expense also includes personnel who provide technical support for the Company's professional staff in the field. Development expense in 2000 and early 2001 included the cost of creating a web based learning management system named the Dynamic IQ. General and administrative expense consists principally of salaries and benefits for management, physical facilities, depreciation and professional fees. General and administrative salaries include executive management, accounting, administrative, information technology, human resources as well as compensation for the senior management in each of the Company's divisions.

NEW  ACCOUNTING  PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standard Board finalized FASB Statement No. 141, Business Combinations (SFAS 141), and No. 142 Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires us to recognize acquired intangible assets apart from goodwill if the acquired intangible asset meets certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that we reclassify the carrying amounts of intangible assets and goodwill based upon the criteria of SFAS 141.

     SFAS 142 requires, among other things, that we no longer amortize goodwill, but instead test goodwill for impairment as least annually. In addition, SFAS 142 requires us to identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets and cease amortization of intangible assets with an indefinite useful life. An intangible with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS
142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS
142. Currently, we do not expect that adoption of SFAS 141 and SFAS 142 will have a material impact on our financial position and results of operations.

     The Company has approximately $0.2 million of goodwill included in its balance sheet at December 31, 2001. Goodwill amortization for the for the year ended December 31, 2001, is $19,000 before the provisions of SFAS 142 are applied. Implementation of SFAS 142 by the Company will result in the elimination of amortization of goodwill.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, SFAS No. 143, which amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, is applicable to all companies. SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. As used in SFAS No. 143, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. While we are not yet required to adopt SFAS No. 143, we do not believe the adoption will have a material effect on our financial condition or results of operations.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-lived Assets. SFAS No. 144, which supercedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets for Long-lived Assets to be Disposed of and amends ARB No. 51, Consolidated Financial Statements, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim financials within those fiscal years, with early adoption encouraged. The provisions of SFAS No. 144 are generally to be applied prospectively. As of the date of this filing, we are still assessing the requirements of SFAS No. 144 and have not determined the impact the adoption will have on our financial condition or results of operations.

RESULTS  OF  OPERATIONS

     The following table sets forth, for the periods indicated, income statement data expressed as a percentage of revenue:

                                         PERCENTAGE OF REVENUE
                                       -------------------------
                                        YEARS ENDED DECEMBER 31,
                                       -------------------------
                                        1999     2000     2001
                                       -------  -------  -------
Revenue . . . . . . . . . . . . . . .   100.0%   100.0%   100.0%
Cost of revenue . . . . . . . . . . .    55.1     66.7     57.7
                                       -------  -------  -------
Gross profit. . . . . . . . . . . . .    44.9     33.3     42.3
Selling and marketing expense . . . .    10.5     16.0     11.4
Development expense . . . . . . . . .     2.6     11.8      2.5
General and administrative expense. .    47.8     54.5     36.3
Amortization expense. . . . . . . . .     0.5      2.4      2.1
Restructuring charge. . . . . . . . .       -     15.0        -
                                       -------  -------  -------
Operating income (loss) . . . . . . .   (16.5)   (66.4)   (10.0)
Other (expense) income, net . . . . .     0.4      0.0     (1.1)
                                       -------  -------  -------
Income (loss) before taxes. . . . . .   (16.1)   (66.4)   (11.1)
Provision (benefit) for income taxes.    (4.3)   (23.7)     8.8
                                       -------  -------  -------
Net income (loss) . . . . . . . . . .  (11.8)%  (42.7)%  (19.9)%
                                       =======  =======  =======

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Revenue. Revenue decreased by $2.3 million, or 7.5%, from $31.0 million in 2000 to $28.7 million in 2001. The decrease was substantially attributable to a decrease in demand for services that began during the latter part of 1999 and continued throughout 2001, as competition for fewer assignments grew primarily in America. Revenue from the Americas Division decreased by 54.5% from $11.8 million to $5.4 million; revenue from the EMEA Division increased by 37.4% from $12.5 million to $17.1 million; and revenue from the Asia Pacific Division decreased by 8.4% from $6.7 million to $6.1 million. The Company ended the 2001 period with 272 total employees, down from 336 employees at the beginning of the period.

     Gross profit. Gross profit increased by $1.8 million, or 17.3%, from $10.3 million in 2000 to $12.1 million in 2001, and increased from 33.3% of revenue in 2000 to 42.3% of revenue in 2001. The increase is primarily attributable to increased bill rates and increased recovery of travel costs.

     Selling and marketing expense. Selling and marketing expense decreased by $1.6 million, or 33.7%, from $4.9 million in 2000 to $3.3 million in 2001. The decrease is the result of refocusing marketing efforts on a regional basis. Sales and marketing staff total 23 persons at the end of 2001 compared to 25 at the end of 2000.

     Development expense. Development expense decreased by $3.0 million, or 80.9%, from $3.7 million in 2000 to $0.7 million in 2001. Development costs during the year ended December 31, 2000 were due to professional fees incurred for the development of the Company's web-enabled learning management system - Dynamic IQ(TM), which was launched during the fourth quarter of 2000. Development personnel decreased from 18 at year end 2000 to 2 at year end 2001.

     General and administrative expense. General and administrative expense decreased by $6.5 million, or 38.3%, from $16.9 million in 2000 to $10.4 million in 2001. The decrease in expense is due primarily to a reduction in headcount in the areas of finance, information systems, administration and human resources. Administrative personnel have been reduced from 59 at year end 2000 to 31 at year end 2001. In addition, facilities costs were reduced by consolidating locations during the year.

     Restructuring Charge. During the year ended December 31, 2000 the Company recorded restructuring charges of 4.7 million for termination pay and lease abandonment. No restructuring charge was recorded in 2001. During 2001 a $0.8 million charge to administrative expense was recorded for additional lease
abandonment.   At  December  31,  2001,  the  Company  believes  that  the remaining provision for lease abandonment is adequate to cover the future costs attributable to this plan. At December 31, 2001 an accrual of approximately $1.1 million remained accrued for future lease payments related to abandoned leases. No liability remained for termination pay. Payments for termination pay charged to the reserve totaled $0.3 million and payments for lease abandonment totaled $1.1 million during 2001.

     Amortization expense. Amortization expense decreased by $168,000, or 22.1%, from $760,000 in 2000 to $592,000 in 2001, and decreased as a percentage of revenue from 2.4% in 2000 to 2.1% in 2001. Amortization decreased due to the writeoff of leasehold improvements. Amortization is largely due to the amortization of internal development costs associated with the SAP system placed in service in July 1999. These costs will be amortized over an 84-month period.

     Operating loss. Operating loss decreased by $17.7 million or 86.1%, from a loss of $20.6 million in 2000 to $2.9 million in 2001. Operating loss, exclusive of restructuring charges and other intangible asset amortization, was $2.3 million in 2001 as compared to $15.2 million in 2000.

     Other income (expense), net. Other income (expense), net decreased from income of $25,000 in 2000 to expense of $326,000 in 2001. Interest income decreased from $31,000 in 2000 to interest expense of $54,000 in 2001. Other expense in 2001 includes the loss on sale and abandonment of fixed assets totaling $157,000 compared to $123,000 in 2000. Other income in 2000 included a $100,000 gain on the sale of a small business.

      Provision for income taxes. The increase in the Company's effective tax rate benefit from 35.7% in 2000 to an expense of 78.5% in 2001, relates primarily to the valuation allowance recorded against deferred tax assets in 2001. At December 31, 2001, the Company's deferred tax asset recorded on its balance sheet was approximately $6.6 million, consisting primarily of future tax benefits resulting from net operating loss ("NOL") carryforwards. The Company established a $4.0 million valuation allowance against deferred tax assets. The Company's ability to recognize the entire benefit requires that the Company achieve certain future earnings levels prior to the expiration of the NOL carryforwards. The Company expects to generate the future earnings necessary to utilize the NOL carryforwards through implementation of reasonable tax planning strategies and projected future income. The Company could be required to record an additional valuation allowance for a portion or entire deferred tax asset if the market conditions deteriorate and future earnings are below, or projected to be below, current estimates.

     At December 31, 2001, the Company had NOL carryforwards of $31.3 million. Of that amount, $3.0 million expires in 2006 to 2008 and $24.6 million expires in 2019, 2020 and 2021. The remaining $3.7 million have no expiration. The Company would need to earn $18.8 million income before taxes to recover all deferred tax assets.

     Net loss. Net loss was $5.7 million in 2001 compared to a loss of $13.2 million in 2000. The loss per share decreased from $1.93 to $0.68 due both the decrease in the net loss and the increase in the number of shares outstanding.

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

     Restructuring Charge. During the three month period ended March 31, 2000, the Company implemented a plan to address the dramatic decline in training and documentation activity for enterprise resource planning implementations. The plan consisted of regional base consolidations and downsizing of billable and non-billable personnel. Charges included the costs of involuntary employee termination benefits, write-down of certain property and equipment and reserves for leasehold abandonment. The reduction in workforce consisted of 60 billable consultants and 44 non-billable administrative personnel. Substantially all of the employee terminations were completed during the first quarter. The Company recognized approximately $1.5 million expense attributable to involuntary employee termination benefits during the first quarter, of which approximately $1.2 million has been paid at December 31, 2000. In addition the Company has reserved approximately $0.9 million related to the abandonment of leases and approximately $1.0 million related to the writedown of leasehold improvements, furniture and equipment held by its Americas division in the first quarter of 2000. During the fourth quarter of 2000, due to weakening in the real estate market, the Company recorded an additional $1.3 million reserve for lease abandonment resulting in a total annual charge of $2.2 million. Of the $2.2 million reserved for lease abandonment, approximately $0.8 Million has been paid against the reserve. At December 31, 2000, the Company believed that the remaining provision is adequate to cover the future costs attributable to this plan. At December 31, 2000 an accrual of approximately $0.3 million for severance pay remained related to severance contracts being paid over a 12-month period. In addition, approximately $1.4 million remained accrued for future lease payments related to abandoned leases.

     Amortization expense. Amortization expense increased by $406,000, or 114.7%, from $354,000 in 1999 to $760,000 in 2000, and increased as a percentage of revenue from 0.5% in 1999 to 2.4% in 2000. The increase is due to the amortization of internal development costs associated with the SAP system placed in service in July 1999. These costs will be amortized over an 84-month period.

     Operating loss. Operating loss increased by $9.0 million or 77.6%, from $11.6 million in 1999 to a loss of $20.6 million in 2000. Operating loss, exclusive of restructuring charges and other intangible asset amortization, was $15.2 million. On the same basis the operating loss was $11.2 million in 1999.

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

     Net  loss.   Net loss was $13.2 million in 2000 compared to a loss of  $8.3 million  in  1999.

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

     The Company's cash and cash equivalents were $0.4 million at December 31, 2001, compared to $0.9 million at December 31, 2000. The Company's working capital deficit was $0.7 million at December 31, 2001 compared to working capital of $1.1 million at December 31, 2000.

     The Company's operating activities required cash of $1.5 million for year ended December 31, 2001, compared to $9.3 million used in operations in 2000. The decrease in cash used in operations primarily resulted from reduced pretax operating losses offset by a decrease in deferred income taxes due to establishing a valuation allowance against previously recorded income tax benefits. Accounts receivable reductions and income taxes receivable produced less cash in 2001 than 2000 and payment of accounts payable required more cash during 2001.

     Investing activities provided cash of $0.2 million in the year ended December 31, 2001, compared to cash provided of $2.4 million for the same period in 2000. For the year ended December 31, 2001, $0.3 million was provided by the sale of property and equipment . During 2000 the Company had net sales of short-term investments of $2.4 million. Sales of property and equipment were largely offset by the purchase of property and equipment during 2000.

     Financing activities provided $0.9 million for the year ended December 31, 2001 as a result of borrowing against a line of credit. Financing activities provided cash of $4.9 million for the year ended December 31, 2000 as a result of the sale to Purse Holding Limited ("Purse"), a British Virgin Islands limited company, of two million shares of the Company's common stock for $4.8 million and warrants to purchase up to three million shares of the Company's common stock. In addition, the Company borrowed $154,000 on a short-term line of credit during the period.

     The Company has an agreement with a bank, which provides for financing of eligible U.S. accounts receivable under a purchase and sale agreement. The maximum funds available under this agreement is $5 million. At December 31, 2001, the Company had sold $0.2 million of receivables pursuant to this agreement. The Company has a credit facility from a bank with a maximum line of credit of approximately $1.1 million, based on eligible foreign accounts receivable. At December 31, 2001, the Company had borrowed all funds available against this line.

     The Company believes its current cash balances, receivable-based financing and cash provided by future operations will be sufficient to meet the Company's working capital and cash needs through 2002. However, there can be no assurance that such sources of funds will be sufficient to meet these future expenses. The Company may seek additional financing through a public or private placement of equity. The Company's need for additional financing will be principally dependent on the degree of market demand for the Company's services. There can be no assurance that the Company will be able to obtain any such additional financing on acceptable terms, if at all.

     The Company capitalizes software development costs beginning when product technological feasibility is established and concluding when the product is ready for general release. At such time, software development costs are amortized on the straight-line basis over a maximum of three years or the expected life of the product, whichever is less. During the year 2000 and 2001, all development costs for the companies web based learning management system, Dynamic IQ were expensed. During 1999, the Company capitalized $184,000 of software development costs relating to computer-based training software development which were amortized over 12 months. Research costs related to software development are expensed as incurred.

     In 1999 the Company capitalized $3.3 million of implementation costs related to the Company's primary information system. Such development costs are amortized over a seven year period.

     The Company is subject to market risk related to fluctuations in the value of the U.S. dollar compared to certain foreign currencies. We have subsidiaries which operate in Canada, the United Kingdom, France, Germany, Australia, and
Singapore. We attempt to maintain a balance between assets and liabilities denominated in foreign currencies. The Company does not currently hedge against currency fluctuations.

ITEM 7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company from time to time holds short-term investments which consist of variable rate municipal debt instruments. The Company uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in market interest rates may have on the fair value of the Company's investments. At December 31, 2001 the Company did not hold any short-term investments.

     We are subject to market risk exposure related to interest rates on our credit facilities. At December 31, 2001 our outstanding facility was $1.1 million.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     The consolidated financial statements of the Company are included in Pages 33 through 49.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no disagreements with its accountants on accounting or financial disclosure issues. The disclosures called for related to changes in accountants have been previously reported by the Company in Form 8-K's filed by the Company with the Securities and Exchange Commission on February 4, 2002 and February 12, 2002.

                                    PART III

ITEM 10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The names, ages and present positions of the directors and executive officers of the Company as well as other relevant information are set forth below:

                                                              Year  in  Which
                                                              ---------------
                                                               First  Became
                                                              ---------------
Name                      Age      Position  with  Company        Director
------------------------  ---  -----------------------------  ---------------
Virginia L. Pierpont      60   Chief Executive Officer and         1987
                               President

Malcolm G. Wright         45   Chief  Operating  Officer

Dennis C. Fairchild       52   Executive Vice President and        2001
                               Chief Financial Officer

Nigel W.E. Curlet         56   Director                            1996

Gunther E.A. Fritze       65   Director                            1996

B.K. Prasad               65   Chairman  of  the  Board            2000

James R. Wilkinson        45   Director                            2002

     Virginia L. Pierpont, age 60, founded the Company as a sole proprietorship in 1984, incorporated the business in 1987, and opened its United Kingdom operation in 1988. Ms. Pierpont was the Chief Executive Officer of the Company from 1984 to 1993 and served as Chairman of the Board from December 1996 through August 1998 and again from April 2000 to August 2001. She is a member of the Company's Compensation Committee. Ms. Pierpont is a Class B Director whose term expires at the 2003 Annual Meeting.

     Malcolm G. Wright, age 45, joined the Company in March 2000 as Vice President of Europe and, in February 2001, was promoted to Chief Operating Officer. Prior to joining the Company, Mr. Wright was with Equifax Plc from November 1996 to January 2000, and his last position was as European & UK Divisional Director of Commercial Information Services. He also spent 17 years with Dun & Bradstreet and was Director of Multinational Development at Dun & Bradstreet Europe from December 1990 to November 1996.

     Dennis C. Fairchild, age 52, joined the Company in April 1999 as Executive Vice President and Chief Financial Officer and is primarily responsible for the finance and administrative functions of the Company. Prior to joining the Company, Mr. Fairchild provided consulting services from April 1998 to February 1999. From April 1997 to April 1998, Mr. Fairchild was Chief Financial Officer at National Water & Power. He served as Chief Financial Officer at AmeriQuest Technologies from January 1994 to April 1997 and at Southeast Frozen Foods from March 1990 to January 1994. Mr. Fairchild received his B.A. from Mankato State University. Mr. Fairchild is a Class C Director whose term expires at the 2004 Annual Meeting.

     Nigel W.E. Curlet, age 56, has served as a director since December 1996. Since 1976, he has been employed in various capacities by Shell Chemical Company and is currently its Manager-Demand Chain Center of Excellence. Mr. Curlet's prior management roles at Shell were in its information technology, research and development, and operations and strategic planning departments. He is a member of the Company's Audit, Compensation and Stock Option Committees. Mr. Curlet is a Class A director whose term expires at the 2002 Annual Meeting.

     Gunther E.A. Fritze, age 65, has served as a director since December 1996. Mr. Fritze is retired. From 1962 to 1999, Mr. Fritze was employed in various capacities by Bank of Boston. Mr. Fritze's most recent position was Manager, Finance Companies. Mr. Fritze is a member of the Company's Audit, Compensation and Stock Option Committees. Mr. Fritze is a Class A Director whose term expires at the 2002 Annual Meeting.

     B.K. Prasad, Ph.D., age 65, has served as a director since December 2000 and as Chairman of the Board since August 2001. Dr. Prasad, a corporate strategy and management consultant, was employed as a Director and Vice President by Comcraft Canada Limited since 1987, and by Comcraft Asia (Pte) Ltd. from 1981 to 1987 until retiring in 2001. Prior to joining Comcraft, Dr. Prasad served in various senior finance and management positions in large industrial organizations. Dr. Prasad holds an LLB, MBA, FCMA, FCA and CPA. Dr. Prasad has been designated by Purse Holding Limited ("Purse") to serve as a member of the Board of Directors pursuant to the Stock Purchase Agreement between the Company and Purse under which Purse has the right to designate one director for so long as Purse owns at least 25% of the Company's Common Stock that it purchased under the Stock Purchase Agreement. Dr. Prasad is a Class C Director whose term expires at the 2004 Annual Meeting.

     James R. Wilkinson, age 45, is the founder of Capstone Funding Ltd., an investment company started in 1990, and of The Strategic CFO, a consulting company started in 1998 where Mr. Wilkinson devotes the majority of his time. Prior to establishing these two entities, Mr. Wilkinson served in executive-level positions in real estate and accounting firms. Mr. Wilkinson is a CPA and a graduate of Texas A&M University. Mr. Wilkinson is a Class B Director whose term expires in 2003.

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

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2001, all
Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten-percent beneficial owners were complied.

ITEM  11.    EXECUTIVE  COMPENSATION

CASH AND NON-CASH COMPENSATION PAID TO CERTAIN EXECUTIVE OFFICERS

     The following table sets forth, with respect to services rendered during fiscal years 2001, 2000 and 1999, the total compensation earned by each individual who served as the Company's Chief Executive Officer during fiscal year 2001 and the most highly compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers at the end of fiscal year 2001 and whose total annual salary and bonus exceeded $100,000 during 2001:

                                             SUMMARY  COMPENSATION  TABLE

                                                                                      LONG  TERM
                                                                                     COMPENSATION
                                                                                     ------------
                                              YEAR      ANNUAL COMPENSATION (1)         AWARDS
                                              ----      -----------------------         ------

                                                                                      SECURITIES
                                                                                      UNDERLYING          ALL OTHER
NAME AND PRINCIPAL POSITION                         SALARY($) (2)       BONUS($       OPTIONS (#)   COMPENSATION ($) (3)
---------------------------                         --------------  ---------------  -------------  --------------------
Virginia L. Pierpont (4)                      2001  $      112,500                         100,000
    President and Chief Executive Officer     2000  $      103,125              ---            ---                  ---
                                              1999  $          ---              ---          1,025                  ---

Dennis C. Fairchild (5)                       2001  $      220,000  $        92,000        270,000  $         18,275 (8)
    Executive Vice President - Finance and    2000  $      189,847  $        92,000         40,000  $            17,092
    Administration, Chief Financial Officer   1999  $      142,708  $        55,000         30,750  $            46,046

Malcolm G. Wright (6)                         2001  $      213,693  $        73,237        300,000  $         23,902 (9)
     Chief Operating Officer                  2000  $      147,764              ---         33,000  $            19,327
                                              1999             ---              ---            ---                  ---

John E. Mitchell (7)                          2001  $      286,702  $       186,409         50,000  $        13,793 (10)
     Former President and                     2000  $      311,742  $       175,500        468,000  $            16,849
     Chief Executive Officer                  1999             ---              ---            ---                  ---

(1)  All  figures  converted  to  U.S.  dollars based  upon  the exchange rate at the end of the applicable fiscal year.

(2)  Salary  includes  amounts  deferred,  if  any,  pursuant  to  the  Company's  401(k)  plan.

(3)  Amounts  include compensation expense attributed to employee stock awards, employer 401(k) contributions and Company perquisites.


(4)  Ms.  Pierpont  receives $150,000 annually, beginning May 1, 2000, under her employment agreement for her service as
Chairman of the Board of Directors and later as President and Chief Executive Officer. Ms. Pierpont voluntarily deferred
$37,500  of  her  compensation  until  2002.

(5)  Mr. Fairchild was elected as an Executive Vice President and the Chief Financial Officer of the Company on April
14, 1999 at a base annual salary of $175,000.  His base salary increased to  $220,000  effective November 1, 2000.

(6)  Mr.  Wright joined the Company on March 21 , 2000 as Vice President of Europe at a base salary of  $169,750 and was elected  as  the Company's  Chief  Operating  officer  effective  February 6, 2001  at  a  base  salary  of  $213,693.

(7)  Mr.  Mitchell  joined  the Company on October 4, 1999 as president of its Europe, Middle East, Africa division, was elected  as  the  Company's  Chief Operating  officer  effective February 11, 2000 at a base salary of $270,000, and was elected  as  the President and Chief Executive Officer of the Company effective April 4, 2000 at a base annual salary of
$292,500.  His  base salary  increased  to  $390,000 effective November 1, 2000.   Mr. Mitchell resigned his position as
President  and  Chief  Executive  Officer  effective  August  9,  2001.

(8)  Represents $14,400 in car allowance and $3,875 in employer 401(k) contributions.

(9)  Represents $14,246 in car allowance and $9,656 in employer 401(k) contributions.

(10) Represents $13,973 in car allowance.

STOCK  OPTIONS  GRANTED  TO  CERTAIN  EXECUTIVE OFFICERS DURING LAST FISCAL YEAR

     Under the 1997 Stock Option Plan, options to purchase Common Stock are available for grant to directors, officers and other key employees of the Company. The following table sets forth certain information regarding options for the purchase of Common Stock that were awarded to the named executive officers during fiscal year 2001.

                                            OPTION GRANTS IN LAST FISCAL YEAR

                         Number of
                        Securities      Percent of Total                                    Potential Realizable Gain
                        Underlying     Options Granted to   Exercise or                     at Assumed  Annual Rates
                          Options         Employees in       Base Price     Expiration  of Stock Appreciation for Option
Name                  Granted (#) (1)   Last Fiscal Year     ($/Sh) (2)        Date                   Terms
--------------------  ---------------  -------------------  ------------  --------------      Compounded Annually
                                                                                          --------------------------
                                                                                             5% ($)        10% ($)
                                                                                          -------------  -----------
Virginia L. Pierpont      100,000 (3)              9%            0.30        12/11/2011        18,867       47,812

Dennis Fairchild . .      100,000 (3)              9%            0.30        12/11/2011        18,867       47,812
                          150,000 (4)             13%            0.30        12/11/2011        28,300       71,718
                           20,000 (5)              3%            0.75        03/07/2011         9,433       23,906

Malcolm G. Wright. .      100,000 (3)              9%            0.30        12/11/2011        18,867       47,812
                          150,000 (4)             13%            0.30        12/11/2011        28,300       71,718
                           50,000 (6)              4%            1.00        02/01/2011        31,445       79,687

John E. Mitchell . .       50,000 (7)              4%            0.75        03/07/2011        23,854       59,765

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

(3)  The  options  vest  in  one-third installments beginning December 11, 2002.


(4)  The  options  vested  on  issuance.

(5) The options vest in one-third installments: one-third on issuance and one-third on each anniversary.

(6)  The  options  vest in one-third installments beginning on February 1, 2002.

(7) The option was terminated three months after Mr. Mitchell resigned from the Company.

STOCK OPTIONS EXERCISED BY NAMED EXECUTIVE OFFICERS DURING FISCAL YEAR 2001 AND HELD BY NAMED EXECUTIVE OFFICERS AT DECEMBER 31, 2001

     No options granted by the Company were exercised by the named executive officers during 2001. The following table sets forth certain information regarding options for the purchase of Common Stock that were held by the named executive officers.

                                AGGREGATED OPTIONS EXERCISED IN LAST FISCAL YEAR
                                        AND FISCAL YEAR-END OPTION VALUES

                                                Number of Securities Underlying  Value of Unexercised In-the-Money
                         Shares                  Unexercised Options at FY-End          Options at FY-End
                      Acquired on      Value     -----------------------------          -----------------
Name                  Exercise (#)  Realized($)               (#)                            ($) (1)
--------------------  ------------  -----------               ---                            -------
                                                  Exercisable    Unexercisable     Exercisable    Unexercisable
                                                 --------------  --------------  ---------------  -------------
Virginia L. Pierpont .         ---          ---           1,025         100,000             ---            ---
Dennis C. Fairchild . .        ---          ---         227,417         166,667             ---            ---
Malcolm G. Wright . . .        ---          ---         197,667         135,333
John E. Mitchell . . .         ---          ---             ---             ---             ---            ---

(1) Based on $0.25 per share, the closing price of the Common Stock, as reported by the Nasdaq National Market, on December 31, 2001.

COMPENSATION  OF  DIRECTORS

     The Company pays each non-employee director an annual retainer of $12,500 and awards non-employee directors an option to purchase 33,333 shares of Common Stock pursuant to the Company's 1997 Stock Option Plan. The number of options is determined by dividing $10,000 by the fair market value of a share of Common Stock on the date of the Company's Annual Meeting. The Company also reimburses directors for travel expenses incurred on behalf of the Company. The Company pays directors fees on a quarterly basis. Directors fees for the third and fourth quarters of fiscal year 2001 were paid in 2002.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     The Company entered into an employment agreement with Ms. Pierpont, effective April 4, 2000. Pursuant to her employment agreement, Ms. Pierpont received $150,000 per year and reimbursement for her expenses incurred on behalf of the Company, beginning May 1, 2000, to serve as the Chairman of the Board of Directors. Effective August, 2001, Ms. Pierpont resigned her position as Chairman of the Board and became President and Chief Executive Officer at an annual salary of $150,000. Ms. Pierpont's salary may be increased by the Board upon its annual review at the beginning of each calendar year. Ms. Pierpont serves at the Board's discretion, and, if terminated by the Board, she is entitled to receive her salary for 90 days after she receives notice of termination. If Ms. Pierpont is terminated within 180 days of a change of control of the Company, she is entitled to receive her salary for 180 days after she receives notice of termination. Ms. Pierpont's employment agreement contains a non-compete covenant that is in effect during the term of her employment and for 18 months following her termination.

     The Company entered into an employment agreement with Mr. Mitchell, the Company's former President and Chief Executive Officer, on April 4, 2000. Pursuant to his employment agreement, Mr. Mitchell received an initial base salary of (British pounds) 195,000 per year which was subject to increases based on the Board's annual review at the beginning of each calendar year. The annualized salary of Mr. Mitchell for 2001 was $390,000. Mr. Mitchell received customary benefits, including medical, dental, disability and life insurance and other employee benefit plans available to employees at his level. Further, he was eligible for an annual performance bonus, as determined by the Company. The employment agreement defined that Mr. Mitchell could be terminated without cause, upon 90 days written notice. If so terminated, he was entitled to receive his salary and benefits for 18 months after termination, including any bonus paid or payable for the calendar year before his termination, and all of his outstanding stock options would become fully vested and exercisable. If Mr. Mitchell voluntarily terminated his employment agreement on 30 days prior written notice with good reason, as defined in the agreement, then he was entitled to receive his salary and benefits for 12 months, including any bonus paid or payable for the previous calendar year, and all of his stock options would become fully vested and exercisable. If Mr. Mitchell terminated his employment agreement on one year's prior written notice, he would have received his salary and benefits for 12 months after the termination is effective, including any bonus paid or payable for the calendar year before the termination. Mr. Mitchell's employment agreement contained a non-compete covenant that was in effect during the term of his employment and for 18 months after his termination, unless termination was by the Company without cause or by Mr. Mitchell for good reason.

     The Company also entered into a separation agreement with Mr. Mitchell, effective April 4, 2000, the initial term of which was two years. The Company could, in its sole discretion, extend, terminate or modify the agreement within 60 days from and after its expiration and, if it took no action within 60 days after expiration of the term, the agreement would be automatically extended for an additional two years. Also, the agreement would have remained in force for two years after any change in control of the Company, as defined in the agreement. Under the agreement, if Mr. Mitchell was involuntarily terminated within two years after a change in control of the Company, he would have been entitled to (i) (British pounds) 195,000 as a lump sum in cash, (ii) a lump sum in cash equal to the cost of his benefits for two years, (iii) out-placement services in connection with finding new employment and (iv) the right to immediately exercise all outstanding stock options granted to him by the Company. Mr. Mitchell resigned his position effective August 9, 2001.

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

     Prior to his appointment as Chief Operating Officer of the Company, Mr. Wright entered into a change in control separation agreement with the Company, effective September 30, 1999, the initial term of which was two years. The Company may, in its sole discretion, extend, terminate or modify the agreement within 60 days from and after its expiration and, if it takes no action within 60 days after expiration of the term, the agreement is automatically extended for an additional two years. Also, the agreement remains in force for two years after any change in control of the Company, as defined in the agreement. Under the agreement, if Mr. Wright is involuntarily terminated within two years after a change in control of the Company, he is entitled to (i) (British pounds) 117,000 as a lump sum in cash, (ii) a lump sum in cash equal to the cost of his benefits for two years, (iii) out-placement services in connection with finding new employment and (iv) the right to immediately exercise all outstanding stock options granted to him by the Company.

     The Company entered into a change in control separation agreement with Mr. Fairchild, the Company's Chief Financial Officer, effective September 30, 1999, the initial term of which was two years. The Company may, in its sole discretion, extend, terminate or modify the agreement within 60 days from and after its expiration and, if it takes no action within 60 days after expiration of the term, the agreement is automatically extended for an additional two years. Also, the agreement remains in force for two years after any change in control of the Company, as defined in the agreement. Under the agreement, if Mr. Fairchild is involuntarily terminated within two years after a change in control of the Company, he is entitled to (i) $243,250 as a lump sum in cash, (ii) a lump sum in cash equal to the cost of his benefits for two years, (iii) out-placement services in connection with finding new employment and (iv) the right to immediately exercise all outstanding stock options granted to him by the Company.

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

     Ms. Pierpont served as a member of the Company's Compensation Committee in 2001 and also served as the Chairman of the Board of Directors until August, 2001, and as President and Chief Executive Officer thereafter for which she receives a salary of $150,000 annually and reimbursement for her expenses incurred on behalf of the Company.

ITEM 12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The following table sets forth information, as of March 25, 2002, with respect to the beneficial ownership of shares of Common Stock of the Company by each person who is known to the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, by each director or nominee for director, by each of the named executive officers, and by all directors and executive officers as a group.

                                                    Amount and Nature of    Percent of Voting
Name and Address of Beneficial Owner              Beneficial Ownership (1)        Power
------------------------------------------------  ------------------------  ------------------
EXECUTIVE OFFICERS AND DIRECTORS (2)
Virginia L. Pierpont (3) . . . . . . . . . . . .                  619,868                 7.4%
Dennis C. Fairchild (4). . . . . . . . . . . . .                  236,417                 2.7%
Malcolm G. Wright (5). . . . . . . . . . . . . .                  198,167                 2.3%
Nigel W.E. Curlet (6). . . . . . . . . . . . . .                   64,871                 0.8%
Gunther E.A. Fritze (7). . . . . . . . . . . . .                   81,191                 1.0%
B.K. Prasad (8). . . . . . . . . . . . . . . . .                   33,333                 0.4%
James R. Wilkinson . . . . . . . . . . . . . . .                      ---                 ---
John E. Mitchell (9) . . . . . . . . . . . . . .                   28,700                 0.3%
OTHER SHAREHOLDERS
Worcester Discretionary Trust  (10). . . . . . .                  631,092                 7.5%
Woodbourne Discretionary Trust  (10) . . . . . .                  629,034                 7.5%
Dimensional Fund Advisors, Inc. (11) . . . . .                    480,000                 5.7%
John Andrew Cowan (12) . . . . . . . . . . . . .                1,260,126                15.0%
Roger Geoffrey Barrs (12). . . . . . . . . . . .                1,260,126                15.0%
Purse Holding Limited (13) . . . . . . . . . . .                5,000,000                43.8%
All directors and executive officers as a group                 1,233,847                13.7%
    (8 persons) . . . . . . . . . . . . . . . .

*  Less  than  1%

(1) Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) and that are exercisable within 60 days of March 25, 2002 have been exercised. Options that are not exercisable within 60 days of March 25, 2002 have been excluded. Unless otherwise, noted, the Company believes that all persons named in the above table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) Unless indicated otherwise, the address of each of these people is: c/o DA Consulting Group, Inc., 5847 San Felipe, Suite 1100, Houston, Texas 77057.

(3) Includes (i) 370,000 shares owned by Ms. Pierpont's spouse, Nicholas Marriner, the former President and Chief Executive Officer of the Company and Chairman of the Board of Directors, (ii) 8,400 shares held by Ms. Pierpont as custodian for three minors, and (iii) 1,025 shares that may be acquired upon exercise of stock options. Ms. Pierpont disclaims beneficial ownership of the shares owned by her spouse and held as custodian for three minors.

(4) Includes 227,417 shares that may be acquired upon exercise of stock options.

(5) Includes 197,667 shares that may be acquired upon exercise of stock options.

(6) Represents (i) 11,130 shares owned by Mr. Curlet's spouse, (ii) 1,450 shares owned by Mr. Curlet's son, and (iii) 52,291 shares that may be acquired upon the exercise of stock options.

(7)  Includes 52,291 shares that may be acquired upon exercise of stock options.

(8)  Includes 33,333 shares that may be acquired upon exercise of stock options.

(9)  Mr.  Mitchell  is  a  former  Director  and  executive  officer.

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


(11) Information with respect to the ownership of this stockholder was obtained from Schedule 13G filed February 2, 2001 with the Securities and Exchange Commission. The address of this stockholder is: 1299 Ocean Avenue, Eleventh Floor, Santa Monica, CA 90401.

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

(13) Includes 3,000,000 shares that may be acquired by Purse Holding Limited ("Purse") upon exercise of a warrant, exercisable until October 16, 2003. Purse is a British Virgin Islands limited company. Chanderia Charitable Foundation 1982 No. 5 ("Foundation") is the sole shareholder of Purse. R&H Trust Co. (Bermuda) Limited ("Trust") is the Trustee of Foundation. John David Boden and Paul Barrington Hubbard are the joint owners of Trust. Mr. Boden is also the President and a Director of Trust. Mr. Hubbard is also the Vice-President and a Director of Trust and the settlor of Foundation. Purse, Foundation, Trust, and Messrs. Boden and Hubbard have the shared power to vote or to direct the vote of or to dispose or direct the disposition of the shares of Common Stock. Foundation, Trust, and Messrs. Boden and Hubbard disclaim beneficial ownership of the 5,000,000 shares of Common Stock. The address of Purse is:
Altstetterstrasse 126, P.O. Box 1705, CH-8048, Zurich, Switzerland. The address of Foundation, Trust and Messrs. Boden and Hubbard is: Corner House, 20 Parliament Street, Hamilton HM 12, Bermuda. Information with respect to these stockholders was obtained from Schedule 13D filed March 16, 2001 with the Securities and Exchange Commission.

WARRANTS  TO  PURCHASE  COMMON  STOCK

     On October 16, 2000, the Company consummated the sale to Purse Holding Limited, a British Virgin Islands limited company ("Purse"), of two million shares of the Company's Common Stock for $4.8 million and warrants to purchase up to three million shares of the Company's Common Stock. The sale was effected pursuant to a Securities Purchase Agreement, dated August 2, 2000, between the Company and Purse. In accordance with the terms of the Securities Purchase Agreement, the Company issued (i) two million shares of Common Stock at a price of $2.40 per share and (ii) warrants to purchase (a) two million shares of Common Stock, exercisable until October 16, 2003, at the greater of $3.00 per share or 85% of the market price per share of the Company's Common Stock at the time of exercise, and (b) one million shares of Common Stock, exercisable for the period of time after January 1, 2002, and until October 16, 2003, at $3.00 per share. As of April 30, 2001, there were 8,418,604 shares of the Company's Common Stock outstanding. Therefore, if Purse exercised the warrants, it would own 44% of the outstanding shares of Common Stock, assuming there were no other changes in the number of shares outstanding.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Not  Applicable

                                     PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS ON FORM 8-K

     (a)  Documents filed as a part of this Report.

          1. The following financial statements of the Company and the related reports of independent accountants are filed herewith:

                                                                                            Page
                                                                                           ------
                                                                                           Number
                                                                                           ------
Reports of Independent Certified Public Accountants
Consolidated Financial Statements:. . . . . . . . . . . . . . . . . . . . . . . . . . . .    33
  Balance Sheets at December 31, 2000 and 2001. . . . . . . . . . . . . . . . . . . . . .    34
  Statements of Operations for the years ended December 31, 1999, 2000, and 2001. . . . .    35
  Statements of Shareholders' Equity for the years ended December 31, 1999, 2000 and 2001    36
  Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001 . . . . .    37
  Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . .   38-49

          2. Schedules for which provisions were made in accordance with applicable accounting regulations of the Securities and Exchange Commission are inapplicable and therefore have been omitted.

     (b)  Reports on Form 8-K.

     On February 4, 2002, the Company filed a Current Report on Form 8-K regarding the termination of its former auditors, PricewaterhouseCoopers LLP.

     On February 12, 2002, the Company filed a Current Report on Form 8-K regarding the engagement of BDO Seidman, LLP as the Company's new auditors.

     (c)  Exhibits

EXHIBIT NO.               DESCRIPTION
-----------               -----------
      3.1*   - Amended and Restated Articles of Incorporation of the Company (incorporated by reference to the Company's Form S-1/A filed April 20, 1998).
      3.2*   - Bylaws of the Company, amended on August 6, 1999 (incorporated by reference to the Company's Form 10-Q filed November 15, 1999).
      4.1*   - Specimen Stock Certificate (incorporated by reference to the Company's Form
                 S-1/A filed April 20, 1998).
     10.1*   - Amended and Restated 1997 Stock Option Plan (incorporated by reference to the Company's Form 10-K filed March 30, 2000).+
     10.2*   - Employment Agreement between John Mitchell and the Company dated May
                 15, 2000 (incorporated by reference to the Company's Form 10-Q filed August
                 14, 2000).+
     10.3*   - Securities Purchase Agreement dated August 2, 2000 between the Company and
                 Purse Holding Limited (incorporated by reference to Annex I to the Company's
                 Definitive Proxy Statement filed September 11, 2000).
     10.4*   - Change in Control Agreement between Dennis C. Fairchild and the Company dated September 30, 1999 (incorporated by reference to the Company's Form
                 10-Q filed November 13, 1999).+
     10.5*   - Change in Control Agreement between Malcolm Wright and the Company dated
                 April 10, 2000. (incorporated by reference to the Company's Form 10-K filed
                 April 2, 2001). +
     10.6*   - Conditions of Employment Agreement between Malcolm Wright and DA
                 Consulting Services Limited dated February 6, 2001. (incorporated by reference to the Company's Form 10-K/A filed April 30, 2001). +
     10.7*   - Separation Agreement between the Company and John Mitchell dated May 15,
                 2000. (incorporated by reference to the Company's Form 10-K/A filed
                 April 30, 2001). +
     10.8*   - Employment Agreement between the Company and Virginia L. Pierpont dated
                 October 12, 2000. (incorporated by reference to the Company's Form 10-K/A filed April 30, 2001). +
     21.1    - Subsidiaries of the Company. (incorporated by reference to the Company's Form
                 10-K/A filed April 30, 2001).
     23.1    - Consent of BDO Seidman, LLP.
     23.2    - Consent of PricewaterhouseCoopers LLP.

+  Management  contract  or  compensatory  benefit  plan  or  arrangement.
*  Incorporated  by  reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2002.

                                        DA  Consulting  Group,  Inc.
                                                (Registrant)

                                   By:  /s/  Virginia  L.  Pierpont
                                        ----------------------------------------
                                        Virginia  L.  Pierpont
                                        President  and  Chief  Executive Officer

                                   By:  /s/  Dennis  C.  Fairchild
                                        ----------------------------------------
                                        Dennis  C.  Fairchild
                                        Chief  Financial Officer, Executive Vice
                                        President,  Secretary  and  Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on April 15, 2002.

        SIGNATURE                                     TITLE
        ---------                                     -----

/s/ VIRGINIA L. PIERPONT    Chief Executive Officer and President (Principal Executive
------------------------    Officer)
Virginia L. Pierpont

/s/ DENNIS C. FAIRCHILD     Chief Financial Officer, Executive Vice President, Secretary
------------------------    and Treasurer (Principal Financial and Accounting Officer)
Dennis C. Fairchild

/s/ NIGEL W.E. CURLET       Director
------------------------
Nigel W.E. Curlet

/s/ GUNTHER E. A. FRITZE    Director
------------------------
Gunther E. A. Fritze

/s/ B.K. PRASAD             Director and Chairman
------------------------
B.K. Prasad

/s/ JAMES R. WILKINSON      Director
------------------------
James R. Wilkinson

REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

To the Board of Directors and Shareholders of DA Consulting Group, Inc.:

     We have audited the accompanying consolidated balance sheet of DA Consulting Group, Inc. as of December 31, 2001 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated statements referred to above present fairly, in all material respects, the consolidated financial position of DA Consulting Group, Inc. at December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/BDO  Seidman,  LLP

Houston,  Texas
March  22,  2002

REPORT OF INDEPENDENT ACCOUNTANTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
DA Consulting Group, Inc.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of DA Consulting Group, Inc. and Subsidiaries at December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers  LLP

Houston,  Texas
March 19, 2001

                                           DA CONSULTING GROUP, INC.

                                         CONSOLIDATED BALANCE SHEETS

                                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                          DECEMBER 31,
                                                                                     --------------------
                                                                                       2000       2001
                                                                                     ---------  ---------
                             ASSETS
                             ------
Current Assets:
     Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . .  $    949   $    373
     Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,226      4,053
     Unbilled revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       206         38
     Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       708        629
     Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . . .       440        352
                                                                                     ---------  ---------
               Total current assets . . . . . . . . . . . . . . . . . . . . . . . .     7,529      5,445
     Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . .     8,130      5,394
     Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       254        177
     Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8,647      5,990
     Intangible assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .       380        206
                                                                                     ---------  ---------
               Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 24,940   $ 17,212
                                                                                     =========  =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
     Revolving line of credit . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    154   $  1,077
     Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,840      1,759
     Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,655      3,272
                                                                                     ---------  ---------
               Total current liabilities. . . . . . . . . . . . . . . . . . . . . .     8,649      6,108
                                                                                     ---------  ---------
Lease abandonment liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .         -        801
                                                                                     ---------  ---------
Commitments and contingencies (Notes 10 and 11)

Shareholders' equity:
     Preferred stock, $0.01 par value: 10,000,000 shares authorized . . . . . . . .         -          -
     Common stock, $0.01 par value: 40,000,000 shares authorized; 8,571,777 shares
     issued and 8,418,604 shares outstanding. . . . . . . . . . . . . . . . . . . .        85         85
     Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .    34,039     34,039
     Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (15,082)   (20,782)
     Accumulated other comprehensive loss . . . . . . . . . . . . . . . . . . . . .    (1,229)    (1,517)
     Treasury stock, at cost: 153,173 shares. . . . . . . . . . . . . . . . . . . .    (1,522)    (1,522)
                                                                                     ---------  ---------
               Total shareholders' equity . . . . . . . . . . . . . . . . . . . . .    16,291     10,303
                                                                                     ---------  ---------
                    Total liabilities and shareholders' equity. . . . . . . . . . .  $ 24,940   $ 17,212
                                                                                     =========  =========

The accompanying notes are an integral part of the consolidated financial statements.

                              DA CONSULTING GROUP, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        YEARS ENDED DECEMBER 31,
                                                      ------------------------------
                                                        1999       2000       2001
                                                      ---------  ---------  --------
Revenue. . . . . . . . . . . . . . . . . . . . . . .  $ 70,295   $ 30,989   $28,654
Cost of revenue. . . . . . . . . . . . . . . . . . .    38,717     20,656    16,536
                                                      ---------  ---------  --------
     Gross profit. . . . . . . . . . . . . . . . . .    31,578     10,333    12,118
Selling and marketing expense. . . . . . . . . . . .     7,403      4,945     3,280
Development expense. . . . . . . . . . . . . . . . .     1,802      3,667       702
General and administrative expense . . . . . . . . .    33,603     16,884    10,411
Amortization expense . . . . . . . . . . . . . . . .       354        760       592
Restructuring charge . . . . . . . . . . . . . . . .         -      4,666         -
                                                      ---------  ---------  --------
     Operating loss. . . . . . . . . . . . . . . . .   (11,584)   (20,589)   (2,867)
                                                      ---------  ---------  --------
Interest income (expense), net . . . . . . . . . . .       366         31       (54)
Other expense, net . . . . . . . . . . . . . . . . .       (79)        (6)     (272)
                                                      ---------  ---------  --------
     Total other income (expense), net . . . . . . .       287         25      (326)
                                                      ---------  ---------  --------
        Loss before provision for income taxes . . .   (11,297)   (20,564)   (3,193)
                                                      ---------  ---------  --------
Provision for income taxes:
        Current benefit. . . . . . . . . . . . . . .      (960)         -         -
        Deferred provision (benefit) . . . . . . . .    (2,074)    (7,347)    2,507
                                                      ---------  ---------  --------
               Provision (benefit) for income taxes.    (3,034)    (7,347)    2,507
                                                      ---------  ---------  --------
               Net loss. . . . . . . . . . . . . . .  $ (8,263)  $(13,217)  $(5,700)
                                                      =========  =========  ========
Basic and diluted loss per share . . . . . . . . . .  $  (1.28)  $  (1.93)  $ (0.68)
Weighted average shares outstanding. . . . . . . . .     6,444      6,841     8,419

The accompanying notes are an integral part of the consolidated financial statements.

                                                 DA  CONSULTING  GROUP,  INC.

                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                          (IN THOUSANDS)


                                                     ADDITIONAL   RETAINED      ACCUMULATED
                                       COMMON STOCK   PAID-IN     EARNINGS         OTHER        TREASURY STOCK        TOTAL
                                       ------------             (ACCUMUATED     COMPREENSIVE   -----------------   SHAREHOLDERS'
                                       NUMBER  PAR    CAPITAL     DEFICIT)          LOSS       NUMBER     COST        EQUITY
---------------------------------------------------------------------------------------------------------------------------------

BALANCE AS OF DECEMBER 31, 1998 . . .   6,572  $ 65  $ 29,359   $      6,398   $        (762)      22   $  (116)  $       34,944

   Stock repurchases. . . . . . . . .     ---   ---       ---            ---             ---      200    (1,943)          (1,943)
   Exercise of employee stock options     ---   ---      (146)           ---             ---      (69)      537              391
   Employee stock compensation. . . .     ---   ---       142            ---             ---      ---       ---              142

   Net loss . . . . . . . . . . . . .     ---   ---       ---         (8,263)            ---      ---       ---           (8,263)
   Foreign currency translation
   Adjustment, net of taxes of  $22 .     ---   ---       ---            ---             (33)     ---       ---              (33)
---------------------------------------------------------------------------------------------------------------------------------

BALANCE AS OF DECEMBER 31, 1999 . . .   6,572    65    29,355         (1,865)           (795)     153    (1,522)          25,238
   Issuance of common stock . . . . .   2,000    20     2,446            ---             ---      ---       ---            2,466
   Issuance of warrants . . . . . . .     ---   ---     2,238            ---             ---      ---       ---            2,238

   Net loss . . . . . . . . . . . . .     ---   ---       ---        (13,217)            ---      ---       ---          (13,217)
   Foreign currency translation
   Adjustment, net of taxes of $241 .     ---   ---       ---            ---            (434)     ---       ---             (434)
---------------------------------------------------------------------------------------------------------------------------------

BALANCE AS OF DECEMBER 31, 2000 . . .   8,572    85    34,039        (15,082)         (1,229)     153    (1,522)          16,291

   Net loss . . . . . . . . . . . . .     ---   ---       ---         (5,700)            ---      ---       ---           (5,700)
   Foreign currency translation
   Adjustment, net of taxes of $176 .     ---   ---       ---            ---            (288)     ---       ---             (288)
---------------------------------------------------------------------------------------------------------------------------------

BALANCE AS OF DECEMBER 31, 2001 . . .   8,572  $ 85  $ 34,039   $    (20,782)  $      (1,517)     153   $(1,522)  $       10,303
---------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                                             DA CONSULTING GROUP, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                     -----------------------------
                                                                                       1999      2000       2001
                                                                                     --------  ---------  --------
Cash flows from operating activities:
     Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(8,263)  $(13,217)  $(5,700)
                                                                                     --------  ---------  --------
     Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
          Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .    2,560      3,010     2,306
          Provision for (recovery of) doubtful accounts . . . . . . . . . . . . . .      435        662      (274)
          Writedown of property and equipment, goodwill and reserve for leasehold
          abandonment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -      3,195       155
          Stock option compensation expense . . . . . . . . . . . . . . . . . . . .      142
          Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .   (2,074)    (7,347)    2,507
          Loss on sale on property and equipment. . . . . . . . . . . . . . . . . .       80        237       157
          Changes in operating assets and liabilities:
               Accounts receivable and unbilled revenue . . . . . . . . . . . . . .    8,157      2,918     1,615
               Prepaid expenses and other current assets. . . . . . . . . . . . . .      170         16        88
               Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .      182       (254)       77
               Accounts payable and accrued liabilities . . . . . . . . . . . . . .   (4,289)    (1,367)   (2,383)
               Deferred income. . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,233)      (112)        -
               Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . .   (2,261)     2,979         -
                                                                                     --------  ---------  --------
                    Total Adjustments . . . . . . . . . . . . . . . . . . . . . . .    1,869      3,937     4,248
                                                                                     --------  ---------  --------
                    Net cash used in operating activities . . . . . . . . . . . . .   (6,394)    (9,280)   (1,452)
                                                                                     --------  ---------  --------
Cash flows from investing activities:
     Proceeds from sale of property and equipment . . . . . . . . . . . . . . . . .       19        263       295
     Sale of short-term investments . . . . . . . . . . . . . . . . . . . . . . . .    7,721      2,389         -
     Purchases of short-term investments. . . . . . . . . . . . . . . . . . . . . .      (77)         -         -
     Purchases of property and equipment. . . . . . . . . . . . . . . . . . . . . .   (6,249)      (253)      (54)
                                                                                     --------  ---------  --------
                    Net cash provided by  investing activities. . . . . . . . . . .    1,414      2,399       241
                                                                                     --------  ---------  --------
Cash flows from financing activities:
     Net proceeds from revolving line of credit . . . . . . . . . . . . . . . . . .        -        154       923
     Issuance of stock and warrants . . . . . . . . . . . . . . . . . . . . . . . .        -      4,800         -
     Stock repurchases. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,943)         -         -
     Proceeds from stock option exercises . . . . . . . . . . . . . . . . . . . . .      391          -         -
     Offering costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -        (96)        -
                                                                                     --------  ---------  --------
                    Net cash provided by (used in) financing activities . . . . . .   (1,552)     4,858       923
                                                                                     --------  ---------  --------
Effect of changes in foreign currency exchange rate on cash and cash equivalents. .      (33)      (434)     (288)
                                                                                     --------  ---------  --------
                    Decrease  in cash and cash equivalents. . . . . . . . . . . . .   (6,565)    (2,457)     (576)
Cash and cash equivalents at beginning of year. . . . . . . . . . . . . . . . . . .    9,971      3,406       949
                                                                                     --------  ---------  --------
Cash and cash equivalents at end of year. . . . . . . . . . . . . . . . . . . . . .  $ 3,406   $    949   $   373
                                                                                     ========  =========  ========

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

Management  Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

Cash  and  Cash  Equivalents

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property  and  Equipment

     Property and equipment are stated at cost. Expenditures for substantial renewals and betterments are capitalized, while repairs and maintenance are charged to expense as incurred. Assets are depreciated or amortized using the straight-line method for financial reporting purposes and accelerated methods for tax purposes over their estimated useful lives. Computer equipment is depreciated over a useful life of three to five years. Furniture is depreciated over a seven year useful life. Leasehold improvements are depreciated over the term of the lease. In 1999 the Company capitalized $3.3 million in implementation costs related to the Company's primary information system. Purchased software and internal software development costs related to the Company's primary information system are amortized over a seven year period. Gains or losses from disposals of property and equipment are reflected in other expense and in 2000 are partially included in the restructuring charge.

Software  Development  Costs

     The Company capitalizes software development costs beginning when product technological feasibility is established and concluding when the product is ready for general release. At such time, software development costs are amortized on a straight-line basis over the lesser of three years or the expected life of the product. Research costs related to software development are expensed as incurred. During 1999, the Company capitalized $184,000 of software development costs relating to computer-based training software development which was expensed over 12 months. All software development costs for the Company's web based learning management system, Dynamic IQ, were expensed during the years 2000 and 2001.

Income  Taxes

     The Company recognizes deferred income taxes for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are determined based on the difference between the financial statement carrying amount and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is provided against deferred tax assets which management considers more likely than not will fail to be realized.

Foreign  Currency  Translation  and  Other  Comprehensive  Loss

     For the Company's foreign subsidiaries, the local currency is the functional currency. For countries with highly inflationary currencies, the Company uses the U.S. dollar as the functional currency. Assets and liabilities are translated at year-end exchange rates, and related revenue and expenses are translated at the average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in shareholders' equity, accumulated other comprehensive loss, which is excluded from net loss.

     Other comprehensive loss is added to the net loss to determine the total comprehensive loss of the Company. The components of comprehensive loss are listed below (in thousands):

                             YEARS ENDED DECEMBER 31,
                          -----------------------------
                            1999      2000       2001
                          --------  ---------  --------
Net loss . . . . . . . .  $(8,263)  $(13,217)  $(5,700)
Other comprehensive loss      (33)      (434)     (288)
                          --------  ---------  --------
Comprehensive loss . . .  $(8,296)  $(13,651)  $(5,988)
                          ========  =========  ========

Risks  and  Uncertainties

     For the years ended December 31, 1999, 2000 and 2001, the Company incurred net losses of $8.2, $13.2 and $5.7 million, respectively. During the above periods, the Company generated net operating loss carryforwards for tax reporting purposes of approximately $31.4 million ($11.1 million deferred of tax assets), of which the Company has recorded a valuation allowance of approximately $4 million, based upon managements estimate of future taxable income in the United States, against the deferred tax asset generated from the net operating loss carryforwards.

     During the second quarter of 2000, the Company implemented a strategy to restructure the global operations of the Company. Revenue in the United States continued to decline throughout 2001. Management completed the restructuring during the third quarter of 2001. The Company recorded a $4 million valuation allowance against the deferred tax asset in the United States resulting from management's projections of future taxable income in the United States based upon the size of the business in the United States and realistic future growth rates. Management is confident the Company's restructuring plan will be successful in the United States, and the Company will return to profitability. The plan has already begun to show positive results.

     There can be no assurance that management's restructuring plan in the United States will yield sufficient future taxable income necessary to utilize the net operating loss carryforwards recorded as a deferred tax asset by the Company. The ultimate realization of the deferred tax asset is dependent upon management's ability to grow the revenues of the Company in the United States, adhere to the cost saving measures put in place during the restructuring and generate sufficient future taxable income. Any future decline, in the demand for the Company's services or the Company's inability to return to profitability in the United States will result in the Company being required to increase the valuation allowance against the deferred tax asset which would adversely affect the Company's financial position and operating results.

Concentration  of  Credit  Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, trade accounts receivable, accounts payable and the revolving line of credit. The Company performs ongoing credit evaluations of its clients and generally does not require collateral for services. Bad debts have not been significant in relation to the volume of revenue. The Company maintains cash deposits and cash equivalents from time to time, which exceed Federally insured limits, with several major financial institutions. Management periodically assesses the financial condition of the financial institutions and investees and believes that any possible credit risk is minimal.

Fair  Value  of  Financial  Instruments

     The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and the revolving line of credit approximate fair values due to the short-term nature of these instruments. The estimated fair values of these instruments have been determined by the Company using available market information.

Allowance  for  Accounts  Receivable

     The Company provides an allowance for accounts receivable that it believes may not be fully collectible or realizable. The balance of the allowance at December 31, 2000 and 2001, was $498,000 and $224,000, respectively.

Intangible  Assets

     Prior to July 1995, the Company's business was operated through four separate companies located in the United States, the United Kingdom, South Africa and Australia (the "Predecessor Companies"). All of the Companies were under common management. As a result of a stock exchange transaction on July 1, 1995, the Predecessor Companies became wholly-owned subsidiaries of the Company. In the exchange transaction, the net assets of the three acquired Predecessor Companies were recorded at fair market value. As a result, the Company recorded $485,000 of goodwill, which is being amortized over 25 years. Accumulated amortization of goodwill was $105,000 and $124,000 at December 31, 2000 and 2001, respectively.

     Management reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets which considers the discounted future net cash flows. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. This analysis of the long-lived assets at December 31, 2001 resulted in the writeoff of $155,000 of goodwill net of accumulated amortization related to a closed operating unit. The analysis indicated there were no other impairments of these assets' carrying values.

Revenue  Recognition

     The majority of the Company's contracts with clients are based on time and expenses incurred with the remainder of the revenue generated from fixed price contracts. Accordingly, service revenue under both types of contracts is recognized as services are performed and the realization of the revenue is assured. Contract costs include direct labor costs and reimbursable expenses, and those indirect costs related to contract performance such as indirect labor. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Unbilled revenue represents the revenue earned in excess of amounts billed and deferred income represents billings in excess of revenue earned. Revenue includes reimbursable expenses directly incurred in providing services to clients. Revenue attributable to reimbursable expenses amounted to $4.9 million, $1.8 million and $2.0 million for the years ended December 31, 1999, 2000 and 2001, respectively. The Company recognizes product revenue upon shipment to the client if no further services are required.

Significant  Clients

     During the year 2001, one client accounted for approximately 18% of consolidated revenue. During the years 2000 and 1999, no individual client account for more than 10% of consolidated revenue.

Earnings  Per  Share

     Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common and potential dilutive common shares outstanding and utilizes the average market price per share when applying the treasury stock method in determining potential dilutive shares.

Accounting  for  Stock  Options

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which sets forth accounting and disclosure requirements for stock option and other stock-based compensation plans. The statement encourages, but does not require, companies to record stock-based compensation expense using a fair-value method, rather than the intrinsic-value method prescribed by Accounting Principles

Board ("APB") Opinion No. 25. The Company has adopted only the disclosure requirements of SFAS No. 123 and has elected to continue to record stock-based compensation expense using the intrinsic-value approach prescribed by APB No.
25. Accordingly, the Company computes compensation cost as the amount by which the intrinsic vale of the Company's common stock exceeds the exercise price on the date of grant. The amount of compensation cost, if any, is charged to income over the vesting period.

New  Accounting  Pronouncements

     In June 2001, the Financial Accounting Standard Board finalized FASB Statement No. 141, Business Combinations (SFAS 141), and No. 142 Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires us to recognize acquired intangible assets apart from goodwill if the acquired intangible asset meets certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that we reclassify the carrying amounts of intangible assets and goodwill based upon the criteria of SFAS 141.

     SFAS 142 requires, among other things, that we no longer amortize goodwill, but instead test goodwill for impairment as least annually. In addition, SFAS 142 requires us to identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets and cease amortization of intangible assets with an indefinite useful life. An intangible with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS
142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS
142. Currently, we do not expect that adoption of SFAS 141 and SFAS 142 will have a material impact on our financial position and results of operations.

     The Company has approximately $0.2 million of goodwill included in its balance sheet at December 31, 2001. Goodwill amortization for the for the year ended December 31, 2001, is $19,000 before the provisions of SFAS 142 are applied. Implementation of SFAS 142 by the Company will result in the elimination of amortization of goodwill.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, SFAS No. 143, which amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, is applicable to all companies. SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. As used in SFAS No. 143, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. While we are not yet required to adopt SFAS No. 143, we do not believe the adoption will have a material effect on our financial condition or results of operations.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-lived Assets. SFAS No. 144, which supercedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets for Long-lived Assets to be Disposed of and amends ARB No. 51, Consolidated Financial Statements, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim financials within those fiscal years, with early adoption encouraged. The provisions of SFAS No. 144 are generally to be applied prospectively. As of the date of this filing, we are still assessing the requirements of SFAS No. 144 and have not determined the impact the adoption will have on our financial condition or results of operations.

2.   MANAGEMENT'S  RESTRUCTURING  AND  LIQUIDITY

     During the second quarter of 2000, management began to restructure the global operations of the Company. As part of the plan, management was required to downsize the Company based upon current and future projected operating results. Some of the restructuring initiatives taken by management were as follows:

     -  Reduction in the number of consultants
     -  Reduction of administrative personnel
     -  Reduction in office space
     -  Various other cost cutting measures

     Management completed the restructuring of the Company during the third quarter of 2001 and achieved overall profitability in the fourth quarter of 2001. There can be no assurance that profitability will continue.

     The Company believes its current cash balances, line of credit, receivable-based financing and cash provided by future operations will be sufficient to meet the Company's working capital and cash need for the next fiscal year. However, there can be no assurance that such sources will be sufficient to meet these future expenses and the Company's future needs. The Company may seek additional financing through a private or public placement of equity. The Company's need for additional financing will be principally dependent on the degree of market demand for the Company's services. There can be no assurance that the Company will be able to obtain any such additional financing on acceptable terms, if at all.

3.   PREPAID  EXPENSES  AND  OTHER  CURRENT  ASSETS

     The components of prepaid expenses and other current assets were as follows (in thousands):

                                             DECEMBER 31,
                                             ------------
                                             2000   2001
                                             -----  -----
Prepaid rent. . . . . . . . . . . . . . . .  $  86  $ 185
Deposits. . . . . . . . . . . . . . . . . .     99     26
Other . . . . . . . . . . . . . . . . . . .    255    141
                                             -----  -----
  Prepaid expenses and other current assets  $ 440  $ 352
                                             =====  =====

4.   PROPERTY AND EQUIPMENT, NET

     The  components  of  property and equipment were as follows (in thousands):

                                                    DECEMBER 31,
                                                -------------------
                                                  2000       2001
                                                ---------  --------
Computer equipment . . . . . . . . . . . . . .  $  4,444   $ 4,342
Automobiles. . . . . . . . . . . . . . . . . .         9         -
Furniture and fixtures . . . . . . . . . . . .     1,590       900
Leasehold improvements . . . . . . . . . . . .       782       544
Software development and implementation costs.     4,187     4,177
Purchased software . . . . . . . . . . . . . .     3,186     3,164
                                                ---------  --------
  Property and equipment . . . . . . . . . . .    14,198    13,127

Less accumulated depreciation and amortization   ( 6,068)   (7,733)
                                                ---------  --------
  Property and equipment, net. . . . . . . . .  $  8,130   $ 5,394
                                                =========  ========

5.   DEBT

Revolving  Line  of  Credit

     The Company has a credit facility from a foreign bank with an available line of approximately $1.1 million (750,000 Great Britain Pounds), collateralized by and based on eligible foreign accounts receivable, secured by a mortgage deed against all the assets of the Europe Division and guaranteed by the Company. At December 31, 2001, the Company had used the entire line available. The interest rate on this line of credit was 6.0% at December 31, 2001. The line is available through March 2003, however, may become due upon demand. At March 22, 2002 the amount borrowed against the line of credit was $400,000.

Accounts  Receivable  Financing

     The Company has an agreement with a bank, which provides for financing of eligible U.S. accounts receivable under a purchase and sale agreement. The maximum funds available under the agreement is $5 million. The agreement allows for the bank to request repurchase of an account receivable under certain conditions. The bank has never requested repurchase of an account receivable. At December 31, 2001, the Company had sold $0.2 million in accounts receivable pursuant to this agreement. At March 22, 2002 their were $13,000 in receivables sold under the agreement.

6.   ACCRUED  EXPENSES

     The  components  of  accrued  expenses  were  as  follows  (in  thousands):

                                                 DECEMBER 31,
                                                --------------
                                                 2000    2001
                                                ------  ------
Compensation and related expenses. . . . . . .  $1,067  $  495
Bonuses. . . . . . . . . . . . . . . . . . . .     972     388
Professional fees. . . . . . . . . . . . . . .     856     427
Vacations. . . . . . . . . . . . . . . . . . .     544     442
Other taxes. . . . . . . . . . . . . . . . . .   1,518     634
Leasehold abandonment reserve, current portion   1,410     319
Other. . . . . . . . . . . . . . . . . . . . .     288     412
                                                ------  ------
  Accrued expenses . . . . . . . . . . . . . .  $6,655  $3,272
                                                ======  ======

7.   INCOME  TAXES

     The following is a summary of the significant components of the Company's deferred income taxes (in thousands):

                                        DECEMBER 31,
                                      -----------------
                                       2000      2001
                                      -------  --------
Deferred tax assets:
     Net operating loss carryforward  $ 9,645  $11,100
     Accrued expenses. . . . . . . .    1,073      870
     Other . . . . . . . . . . . . .      171        -
     Valuation allowance . . . . . .        -   (4,000)
                                      -------  --------
          Deferred tax assets. . . .   10,889    7,970
                                      -------  --------
Deferred tax liabilities:
     Property and equipment. . . . .    1,534    1,351
                                      -------  --------
          Deferred tax liabilities .    1,534    1,351
                                      -------  --------
          Net, deferred tax assets .  $ 9,355  $ 6,619
                                      =======  ========

     At December 31, 2001, for US Federal income tax reporting purposes, the Company had $24.6 million of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in 2019, 2020 and 2021.

     At December 31, 2001, the Company also had foreign net operating loss carryforwards totaling $6.7 million with $3.0 million expiring in 2006. The remaining $3.7 million have no expiration date.

     The benefit from utilization of net operating loss carryforwards could be subject to limitations if significant ownership changes occur in the Company. The Company's ability to realize the entire benefit of its deferred tax asset requires that the Company achieve certain future earnings levels prior to the expiration of its NOL carryforwards. The Company recorded a $4.0 million valuation allowance against deferred tax assets during 2001. The Company believes it will generate sufficient taxable income to realize the remaining $6.6 million in deferred tax assets. The Company could be required to record a valuation allowance for a portion or all of its deferred tax asset if market conditions deteriorate and future earnings are below, or projected to be below, its current estimates and management believes it is more likely than not the deferred tax assets will fail to be realized.

     The components of the Company's provision for income taxes were as follows (in thousands):

                                                          DECEMBER 31,
                                                 --------------------------
                                                   1999      2000     2001
                                                 --------  --------  ------
United States federal and state:
     Current (benefit). . . . . . . . . . . . .  $  (562)  $     -   $    -
     Deferred provision (benefit) . . . . . . .   (1,774)   (5,121)   2,334
                                                 --------  --------  ------
                                                  (2,336)   (5,121)   2,334
                                                 --------  --------  ------
Foreign:
     Current  (benefit) . . . . . . . . . . . .     (398)        -        -
     Deferred  provision (benefit). . . . . . .     (300)   (2,226)     173
                                                 --------  --------  ------
                                                    (698)   (2,226)     173
                                                 --------  --------  ------
          Provision (benefit) for income taxes.  $(3,034)  $(7,347)  $2,507
                                                 ========  ========  ======

     The difference between the effective federal income tax rate reflected in the provision (benefit) for income taxes and the statutory federal income tax rate are summarized as follows:

                                                        DECEMBER 31,
                                                 -------------------------
                                                  1999     2000     2001
                                                 -------  -------  -------
U.S. statutory rate . . . . . . . . . . . . . .   (34.0)  (34.0)%  (34.0)%
Write-off of investment in foreign subsidiaries    (2.3)        -      -
State and local . . . . . . . . . . . . . . . .    (3.1)    (2.7)    (4.3)
Foreign . . . . . . . . . . . . . . . . . . . .     8.5      0.5     (1.1)
Other . . . . . . . . . . . . . . . . . . . . .     4.0      0.5      1.3
Valuation allowance . . . . . . . . . . . . . .       -        -    116.6
                                                 -------  -------  -------
     Effective tax rate . . . . . . . . . . . .  (26.9)%  (35.7)%    78.5%
                                                 =======  =======  =======

     The U.S. components of income (loss) before taxes were $(3.9), $(13.7) and $(3.4) million in 1999, 2000 and 2001, respectively, and the foreign components were $(7.4), $(6.9) and $0.2 million in 1999, 2000 and 2001, respectively.

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

     The following table sets forth pertinent information regarding stock option transactions and stock option prices during the years ended December 31, 1999, 2000 and 2001:

                                                                           NUMBER OF     WEIGHTED
                                                                           SHARES OF      AVERAGE
                                                                           UNDERLYING    EXERCISE
                                                                             OPTIONS      PRICES
                                                                          ------------  ---------
Outstanding at December 31, 1998 . . . . . . . . . . . . . . . . . . . .      791,430   $   10.28
Granted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      541,140        9.20
Exercised. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (68,530)       5.71
Forfeited. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (222,980)      12.12
                                                                          ------------
Outstanding at December 31, 1999 . . . . . . . . . . . . . . . . . . . .    1,041,060        9.63
Granted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,038,699        1.98
Exercised. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -           -
Forfeited. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (750,162)       9.48
                                                                          ------------
Outstanding at December 31, 2000 . . . . . . . . . . . . . . . . . . . .    1,329,597        3.61
Granted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,172,749        0.38
Exercised. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -           -
Forfeited. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,010,496)       3.40
                                                                          ------------
Outstanding at December 31, 2001 . . . . . . . . . . . . . . . . . . . .    1,491,850        1.21
Exercisable at December 31, 1999 . . . . . . . . . . . . . . . . . . . .       94,593        6.14
Exercisable at December 31, 2000 . . . . . . . . . . . . . . . . . . . .      262,430        6.04
Exercisable at December 31, 2001 . . . . . . . . . . . . . . . . . . . .      618,957        1.64
                                                                          ============  =========
Weighted average exercise price of options granted during the year ended
    December 31, 2001. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    0.38
                                                                                        =========

     The fair value of each stock option granted is estimated on the date of grant using the minimum value method of option pricing based on the following weighted-average assumptions: dividend yield of 0%; risk-free interest rates ranging from 4.38% to 6.77%; volatility of 90% and expected life of 5 years.

     The following table sets forth pertinent information regarding the outstanding stock options at December 31, 2001:

                        Options Outstanding                    Options Exercisable
               -----------------------------------------  ---------------------------
                                              Weighted-
Actual Range                Weighted Average   Average                    Weighted-
of Exercise      Number        Remaining       Exercise     Number         Average
Prices         Outstanding  Contractual Life    Price     Exercisable  Exercise Price
-------------  -----------  ----------------  ----------  -----------  --------------

$0.30 -  0.78    1,068,749               9.9  $      .32      413,332  $         0.32
 1.00 -  1.56      149,300               8.7        1.20       45,333            1.39
 1.69 -  3.25      148,166               8.5        2.10       64,833            2.23
 3.44 -  9.75      100,455               6.4        6.35       80,822            5.90
 9.88 - 15.25       25,180               6.4       13.11       14,637           13.59
-------------  -----------  ----------------  ----------  -----------  --------------
 0.30 - 15.25    1,491,850               7.6        1.21      618,957            1.64

Pro  Forma  Net  Loss  and  Loss  Per  Share

     Had the compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS No. 123, the Company's net loss per share at December 31, 1999, 2000 and 2001 would approximate the pro forma amounts below (in thousands except per share amounts):

                               1999      2000       2001
                             --------  ---------  --------
Net loss:
     As reported. . . . . .  $(8,263)  $(13,217)  $(5,700)
     Pro forma. . . . . . .   (9,501)   (14,997)   (9,393)

Diluted earnings per share:
     As reported. . . . . .  $ (1.28)  $  (1.93)  $ (0.68)
     Pro forma. . . . . . .    (1.47)     (2.19)    (1.12)

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

Loss  Per  Share

     The following table summarizes the Company's computation of loss per share for the years ended December 31, 1999, 2000 and 2001 (in thousands, except per share amounts). The calculation of diluted weighted average shares outstanding excludes 1.0 million, 4.3 million and 4.5 million common shares pursuant to outstanding options and warrants for the year ended December 31, 1999, 2000, and 2001, respectively, because their effect was antidilutive.

                                                                           YEARS ENDED DECEMBER 31,
                                                                          1999      2000       2001
                                                                        --------  ---------  --------
Basic loss per share . . . . . . . . . . . . . . . . . . . . . . . . .  $ (1.28)  $  (1.93)  $ (0.68)
                                                                        ========  =========  ========
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(8,263)  $(13,217)  $(5,700)
                                                                        ========  =========  ========
Weighted average shares outstanding. . . . . . . . . . . . . . . . . .    6,444      6,841     8,419
Computation of diluted loss per share:
     Common shares issuable under outstanding stock options. . . . . .        -          -         -
     Less shares assumed repurchased with proceeds from exercise stock
          Options. . . . . . . . . . . . . . . . . . . . . . . . . . .        -          -         -
                                                                        --------  ---------  --------
     Adjusted weighted average shares outstanding. . . . . . . . . . .    6,444      6,841     8,419
                                                                        ========  =========  ========
     Diluted loss per share. . . . . . . . . . . . . . . . . . . . . .  $ (1.28)  $  (1.93)  $ (0.68)
                                                                        ========  =========  ========

10.  COMMITMENTS  AND  CONTINGENCIES

     The Company leases various office facilities under non-cancelable operating lease agreements. Rent expense amounted to $3,100,000, $2,656,000 and $ 2,541,000 for the years ended December 31, 1999, 2000, and 2001, respectively.

     At December 31, 2001, future lease payments (in thousands) under non-cancelable leases with terms of more than one year are as follows:

                                  Lease    Sublease
                                Payments   Receipts
                                ---------  ---------
                2002 . . . . .  $   2,444  $   1,120
                2003 . . . . .      2,037      1,043
                2004 . . . . .        882        519
                2005 . . . . .        333          -
                2006 . . . . .         51          -
                Thereafter              -          -
                                ---------  ---------
                                    5,747  $   2,682
                                           =========
                Less subleases      2,682
                                ---------
                     Total . .  $   3,065
                                =========

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

11.EMPLOYEE  BENEFIT  PLANS

401(k)  Plan

     The Company sponsors a 401(k) profit sharing plan (the "401(k) Plan") which covers substantially all of its U.S. employees. Employees are eligible to participate after completing three months of service. The 401(k) Plan provides for elective contributions by employees up to the maximum limit allowed by the Internal Revenue Code. The Company currently matches 50% of the amount deferred by participants, on deferral amounts up to 7.5% of compensation. Although the Company has not made any profit sharing contributions, the 401(k) Plan permits the Company to make a discretionary profit sharing contribution which, if made, is allocated to the accounts of participants who have been credited with 1,000 hours of service during a plan year and who are employed on the last day of a plan year. The Company made matching contributions equal to $0.50 for the years ended December 31, 1999, 2000 and 2001 for each dollar contributed to the 401(k) Plan, subject to the limits noted above, by employees. These amounts have been included in general and administrative expenses on the statements of operations. An employee is fully vested in the matching contributions after six years of employment, or earlier upon attainment of appropriate retirement age, upon retirement due to disability, or upon death. The Company made contributions to the 401(k) Plan aggregating approximately $648,000, $287,000 and $117,000 during the years ended December 31, 1999, 2000 and 2001, respectively. Payment of benefits is generally made in the form of a single lump sum or in installments. The Company sponsors similar plans in Canada and the United Kingdom and previously in Mexico, South Africa and Venezuela, pursuant to which employees may defer specified percentages of compensation which the Company matches at a rate of 50-100% on the first 3-5% of compensation deferred.

Incentive  Compensation  and  Profit  Sharing  Policies

     The Company has implemented incentive compensation and profit sharing policies that cover substantially all salaried employees. Employees in positions at project manager or below, as well as administrative staff, are eligible for discretionary profit sharing payments. Each employee's profit sharing payment is based on a formula and is contingent upon his or her level of salary and length of service. Employees in positions at project manager or above are eligible for incentive compensation payments based on satisfaction of applicable performance criteria. The Company approved and made incentive compensation and profit sharing payments aggregating approximately $2,882,000, $1,304,000 and $1,586,000 for the years ended December 31, 1999, 2000, and 2001, respectively, which are included in sales, general and administrative expense.

12.  RESTRUCTURING  CHARGE  AND  LEASE  ABANDONMENT

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

     The reduction in workforce consisted of 60 billable consultants and 44 non-billable administrative personnel. Substantially all of the employee terminations were completed during the first quarter. The Company recognized approximately $1.5 million expense attributable to involuntary employee termination benefits during the first quarter, of which approximately $1.2 million had been paid at December 31, 2000. The remaining $0.3 million in termination pay was paid during 2001.

     During the three months ended March 31, 2000 the Company reserved approximately $0.9 million related to the abandonment of leases and approximately $1.0 million related to the writedown of leasehold improvements, furniture and equipment held by its Americas division. During the fourth quarter of 2000 due to weakening in the real estate market, the Company recorded an additional $1.3 million reserve for lease abandonment resulting in a total annual charge of $2.2 million. During 2000 payments of approximately $0.8 million were charged against the reserve for lease abandonment, resulting in a remaining reserve at December 31, 2000 of approximately $1.4 million.

     During the three months ended June 30, 2001 the Company recorded a $0.8 million charge for the abandonment of additional leases. The charge was included in general and administrative costs. Payments for unutilized leased office space totaling $1.1 million were charged against the reserve in 2001. At December 31, 2001, the Company has a remaining accrual of $1.1 million of which $0.8 million is included in long term liabilities.

13.  SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION

                                                                    YEARS ENDED DECEMBER, 31
                                                                      1999      2000     2001
                                                                    --------  --------  ------
Cash paid (received) for interest and income taxes (in thousands):
     Interest. . . . . . . . . . . . . . . . . . . . . . . . . . .  $     -   $    74   $    62
     Income taxes. . . . . . . . . . . . . . . . . . . . . . . . .   (1,198)   (2,697)        -

Non-cash activities were (in thousands):
     Exercise of stock options using Company stock . . . . . . . .  $   146   $     -   $     -

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

     The  Company's  reportable  segment  information  was  as  follows:

                                                EUROPE,
                                              MIDDLE EAST
(in thousands)                    AMERICAS     & AFRICA      ASIA PACIFIC     TOTAL
                                 ----------  -------------  --------------  ---------
YEAR ENDED DECEMBER 31, 1999
  Revenue . . . . . . . . . . .  $  41,500   $     20,505   $       8,290   $ 70,295
  Operating loss. . . . . . . .     (7,703)        (2,306)         (1,575)   (11,584)
  Total assets. . . . . . . . .     24,409          6,432           2,077     32,918
  Capital expenditures. . . . .      4,739          1,310             200      6,249
  Depreciation and amortization      2,190            298              72      2,560
YEAR ENDED DECEMBER 31, 2000
  Revenue . . . . . . . . . . .  $  11,834   $     12,476   $       6,679   $ 30,989
  Operating loss. . . . . . . .    (12,363)        (5,033)         (3,193)   (20,589)
  Total assets. . . . . . . . .     14,872          6,440           3,628     24,940
  Capital expenditures. . . . .        151             34              68        253
  Depreciation and amortization      1,530          1,076             404      3,010
YEAR ENDED DECEMBER 31, 2001
  Revenue . . . . . . . . . . .  $   5,389   $     17,144   $       6,121   $ 28,654
  Operating income (loss) . . .     (3,320)           391              62     (2,867)
  Total assets. . . . . . . . .      6,630          7,419           3,163     17,212
  Capital expenditures . . . .          4             34              16         54
  Depreciation and amortization        695          1,205             406      2,306

15.  QUARTERLY OPERATING RESULTS (UNAUDITED)

     The following tables set forth unaudited income statement data for each of the eight quarters in the period beginning January 1, 2000 and ending December
31, 2001, as well as the percentage of the Company's total revenue represented by each item. In management's opinion, this unaudited information has been prepared on a basis consistent with the Company's audited annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Yearly Report Form 10K. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                          THREE MONTH PERIOD ENDED
                                          --------------------------------------------------------------------------------------
                                           MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,    MARCH 31,    JUNE 30,    SEPT. 30,
                                             2000         2000        2000         2000        2001         2001        2001
                                          -----------  ----------  -----------  ----------  -----------  ----------  -----------
INCOME STATEMENT DATA:
                                                                    (in thousands except per share amounts)
  Revenue. . . . . . . . . . . . . . . .  $    6,369   $   8,020   $    8,148   $   8,452   $    8,536   $   7,607   $    5,843
  Cost of revenue. . . . . . . . . . . .       5,928       5,262        4,224       5,242        4,993       4,572        3,332
                                          -----------  ----------  -----------  ----------  -----------  ----------  -----------
  Gross profit . . . . . . . . . . . . .         441       2,758        3,924       3,210        3,543       3,035        2,511
  Selling and marketing expense. . . . .       1,418       1,305        1,154       1,068        1,058         987          606
  Development expense. . . . . . . . . .         469       1,732          923         543          458         174           28
  General and administrative expense . .       5,926       4,214        3,550       3,194        3,375       2,851        2,074
  Amortization expense . . . . . . . . .         192         191          189         188          148         148          148
  Restructuring charge                         3,354           -            -       1,312            -           -            -
                                          -----------  ----------  -----------  ----------  -----------  ----------  -----------
  Operating income (loss). . . . . . . .     (10,918)     (4,684)      (1,892)     (3,095)      (1,496)     (1,125)        (345)
  Other income (expense), net. . . . . .          26         (30)          58         (29)           0         (39)        (243)
                                          -----------  ----------  -----------  ----------  -----------  ----------  -----------
  Income (loss) before taxes . . . . . .     (10,892)     (4,714)      (1,834)     (3,124)      (1,496)     (1,164)        (588)
  Provision (benefit) for income taxes .      (3,423)     (1,641)        (950)     (1,333)        (548)      3,185          (30)
                                          -----------  ----------  -----------  ----------  -----------  ----------  -----------
  Net  income (loss) . . . . . . . . . .  $   (7,469)  $  (3,073)  $     (884)  $  (1,791)  $     (948)  $  (4,349)  $     (558)
                                          ===========  ==========  ===========  ==========  ===========  ==========  ===========
  Basic earnings (loss) per share. . . .  $    (1.16)  $   (0.48)  $    (0.14)  $   (0.22)  $    (0.11)  $   (0.52)  $    (0.07)
  Weighted average shares outstanding. .       6,418       6,419        6,419       8,093        8,419       8,419        8,419
  Diluted earnings (loss) per share. . .  $    (1.16)  $    (.48)  $     (.14)  $    (.22)  $    (0.11)  $   (0.52)  $    (0.07)
  Weighted average shares outstanding. .       6,418       6,419        6,419       8,093        8,419       8,419        8,419
                                                                           As a percent of revenue
  Revenue. . . . . . . . . . . . . . . .       100.0%      100.0%       100.0%      100.0%       100.0%      100.0%       100.0%
  Cost of revenue. . . . . . . . . . . .        93.1        65.6         51.8        62.0         58.5        60.1         57.0
                                          -----------  ----------  -----------  ----------  -----------  ----------  -----------
  Gross profit . . . . . . . . . . . . .         6.9        34.4         48.2        38.0         41.5        39.9         43.0
  Selling and marketing expense. . . . .        22.3        16.3         14.2        12.6         12.4        13.0         10.4
  Development expense. . . . . . . . . .         7.3        21.6         11.3         6.4          5.4         2.3          0.5
  General and administrative expense . .        93.0        52.5         43.6        37.8         39.5        37.5         35.5
  Amortization expense . . . . . . . . .         3.0         2.4          2.3         2.1          1.7         1.9          2.5
  Restructuring. . . . . . . . . . . . .        52.7         ---          ---        15.5          ---         ---          ---%
                                          -----------  ----------  -----------  ----------  -----------  ----------  -----------
  Operating income (loss). . . . . . . .      (171.4)      (58.4)       (23.2)      (36.6)       (17.5)      (14.8)        (5.9)
  Other income (expense), net. . . . . .         0.4        (0.4)         0.7        (0.4)           -        (0.5)        (4.2)
                                          -----------  ----------  -----------  ----------  -----------  ----------  -----------
  Income (loss) before taxes . . . . . .      (171.0)      (58.8)       (22.5)      (37.0)       (17.5)      (15.3)       (10.1)
  Provision (benefit) for income taxes .       (53.7)      (20.5)       (11.7)      (15.8)        (6.4)       41.9         (0.6)
                                          -----------  ----------  -----------  ----------  -----------  ----------  -----------
  Net income (loss). . . . . . . . . . .     (117.3)%     (38.3)%      (10.8)%     (21.2)%      (11.1)%     (57.2)%       (9.5)%
                                          ===========  ==========  ===========  ==========  ===========  ==========  ===========

                                          ----------
                                           DEC. 31,
                                             2001
                                          ----------
INCOME STATEMENT DATA:
  Revenue. . . . . . . . . . . . . . . .  $   6,668
  Cost of revenue. . . . . . . . . . . .      3,639
                                          ----------
  Gross profit . . . . . . . . . . . . .      3,029
  Selling and marketing expense. . . . .        629
  Development expense. . . . . . . . . .         42
  General and administrative expense . .      2,111
  Amortization expense . . . . . . . . .        148
   Restructuring charge                           -
                                          ----------
  Operating income (loss). . . . . . . .         99
  Other income (expense), net. . . . . .        (44)
                                          ----------
  Income (loss) before taxes . . . . . .         55
  Provision (benefit) for income taxes .       (100)
                                          ----------
  Net  income (loss) . . . . . . . . . .  $     155
                                          ==========
  Basic earnings (loss) per share. . . .  $    0.02
  Weighted average shares outstanding. .      8,419
  Diluted earnings (loss) per share. . .  $    0.02
  Weighted average shares outstanding. .      8,419
           As a percent of revenue
     Revenue . . . . . . . . . . . . . .      100.0%
  Cost of revenue. . . . . . . . . . . .       54.6
                                          ----------
  Gross profit . . . . . . . . . . . . .       45.4
  Selling and marketing expense. . . . .        9.4
  Development expense. . . . . . . . . .        0.6
  General and administrative expense . .       31.7
  Amortization expense . . . . . . . . .        2.2
  Restructuring. . . . . . . . . . . . .        ---%
                                          ----------
  Operating income (loss). . . . . . . .        1.5
  Other income (expense), net. . . . . .       (0.7)
                                          ----------
  Income (loss) before taxes . . . . . .        0.8
  Provision (benefit) for income taxes .       (1.5)
                                          ----------
  Net income (loss). . . . . . . . . . .        2.3%
                                          ==========