Form 10-Q
period 2002-03-31
DA CONSULTING GROUP INC
filed 2002-05-02
CIK 1051209

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ______________

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

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


                                   YES [X]    NO [ ]

  NUMBER OF SHARES OUTSTANDING OF COMMON STOCK AS OF April 30, 2002, 8,418,604
================================================================================

                            DA CONSULTING GROUP, INC.
                                      INDEX
                                     PART I
                              FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets at March 31, 2002
            (unaudited) and December 31, 2001. . . . . . . . . . . . . .    3
         Condensed Consolidated Statements of Operations for the
            Three Months ended March 31, 2002 and 2001 (unaudited) . . .    4
         Condensed Consolidated Statement of Cash Flows for the
            Three Months ended March 31, 2002 and 2001 (unaudited) . . .    5
         Notes to Unaudited Condensed Consolidated Financial
            Statements . . . . . . . . . . . . . . . . . . . . . . . . .    6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations. . . . . . . . . . . . . . . . . .   10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. . .   12


                                     PART II

                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .   12

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

                                     PART I-FINANCIAL INFORMATION

                                     ITEM 1. FINANCIAL STATEMENTS

                                       DA CONSULTING GROUP, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands, except share amounts)

                                                                           MARCH 31,     DECEMBER 31,
                                                                              2002           2001
                                                                          ------------  --------------
                            ASSETS                                        (Unaudited)
                            ------
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .  $       280   $         373
  Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . .        4,303           4,053
  Unbilled revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .          374              38
  Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . . .          631             629
  Prepaid expenses and other current assets. . . . . . . . . . . . . . .          425             352
                                                                          ------------  --------------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . .        6,013           5,445
                                                                          ------------  --------------
  Property and equipment, net. . . . . . . . . . . . . . . . . . . . . .        4,912           5,394
  Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          196             177
  Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . . .        5,756           5,990
  Intangible assets, net . . . . . . . . . . . . . . . . . . . . . . . .          206             206
                                                                          ------------  --------------
          Total assets . . . . . . . . . . . . . . . . . . . . . . . . .  $    17,083   $      17,212
                                                                          ============  ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities:
  Revolving line of credit . . . . . . . . . . . . . . . . . . . . . . .  $       670   $       1,077
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,222           1,759
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,156           3,272
                                                                          ------------  --------------
      Total current liabilities. . . . . . . . . . . . . . . . . . . . .        6,048           6,108
                                                                          ------------  --------------
Lease abandonment liabilities. . . . . . . . . . . . . . . . . . . . . .          634             801
                                                                          ------------  --------------
Commitments and contingencies

Shareholders' Equity:
  Preferred stock, $0.01 par value: 10,000,000 shares authorized . . . .            -               -

  Common stock, $0.01 par value: 40,000,000 shares authorized; 8,571,777
     shares issued; 8,418,604 shares outstanding . . . . . . . . . . . .           85              85
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .       34,039          34,039
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .      (20,696)        (20,782)
  Accumulated other comprehensive loss . . . . . . . . . . . . . . . . .       (1,505)         (1,517)
  Treasury stock, 153,173 shares at cost . . . . . . . . . . . . . . . .       (1,522)         (1,522)
                                                                          ------------  --------------
     Total shareholders' equity. . . . . . . . . . . . . . . . . . . . .       10,401          10,303
                                                                          ------------  --------------
          Total liabilities and shareholders' equity . . . . . . . . . .  $    17,083   $      17,212
                                                                          ============  ==============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                            DA CONSULTING GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                                2002      2001
                                                               -------  --------
Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .  $6,898   $ 8,536
Cost of revenue . . . . . . . . . . . . . . . . . . . . . . .   3,775     4,993
                                                               -------  --------
     Gross profit . . . . . . . . . . . . . . . . . . . . . .   3,123     3,543

Selling and marketing expense . . . . . . . . . . . . . . . .     578     1,058
Development expense . . . . . . . . . . . . . . . . . . . . .      45       458
General and administrative expense. . . . . . . . . . . . . .   2,121     3,523
                                                               -------  --------

     Operating income (loss). . . . . . . . . . . . . . . . .     379    (1,496)
                                                               -------  --------
Interest expense, net . . . . . . . . . . . . . . . . . . . .      (6)       (6)
Other income (expense), net . . . . . . . . . . . . . . . . .     (52)        6
                                                               -------  --------
  Total other income (expense), net . . . . . . . . . . . . .     (58)        -
                                                               -------  --------
     Income (loss) before taxes . . . . . . . . . . . . . . .     321    (1,496)
Provision (benefit) for income taxes. . . . . . . . . . . . .     235      (548)
                                                               -------  --------
     Net income (loss). . . . . . . . . . . . . . . . . . . .  $   86   $  (948)
                                                               =======  ========
Basic earnings (loss) per share . . . . . . . . . . . . . . .  $  .01   $ (0.11)
Weighted average shares outstanding . . . . . . . . . . . . .   8,419     8,419

Diluted earnings (loss) per share . . . . . . . . . . . . . .  $  .01   $ (0.11)
Weighted average shares outstanding . . . . . . . . . . . . .   8,872     8,419

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                                     DA CONSULTING GROUP, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (In thousands)
                                            (Unaudited)

                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                                    2002    2001
                                                                                   ------  -------
Cash flows from operating activities:
    Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  86   $ (948)
                                                                                   ------  -------
    Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
             Loss on disposal of equipment. . . . . . . . . . . . . . . . . . . .     26        -
             Depreciation and amortization. . . . . . . . . . . . . . . . . . . .    456      623
             Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . .    232     (341)
             Changes in operating assets and liabilities:
                  Accounts receivable, net  and unbilled revenue. . . . . . . . .   (586)   1,267
                  Prepaid expenses and other current assets . . . . . . . . . . .    (73)    (175)
                  Other assets. . . . . . . . . . . . . . . . . . . . . . . . . .    (19)      (6)
                  Accounts payable and accrued expenses . . . . . . . . . . . . .    180     (824)
                                                                                   ------  -------
                        Total adjustments . . . . . . . . . . . . . . . . . . . .    216      544
                                                                                   ------  -------
                        Net cash provided by (used in) operating activities . . .    302     (404)
                                                                                   ------  -------

Cash flows from investing activities:
    Purchases of property and equipment . . . . . . . . . . . . . . . . . . . . .      -      (35)
                                                                                   ------  -------
                        Net cash used in investing activities . . . . . . . . . .      -      (35)
                                                                                   ------  -------
Cash flows from financing activities:
    (Repayment) proceeds from revolving line of credit. . . . . . . . . . . . . .   (407)     309
                                                                                   ------  -------
                        Net cash provided by (used in ) financing activities. . .   (407)     309
                                                                                   ------  -------
Effect of changes in foreign currency exchange rate on cash and cash equivalents.     12     (331)
                                                                                   ------  -------
                        Decrease in cash and cash equivalents . . . . . . . . . .    (93)    (461)
Cash and cash equivalents at beginning of period. . . . . . . . . . . . . . . . .    373      949
                                                                                   ------  -------
Cash and cash equivalents at end of period. . . . . . . . . . . . . . . . . . . .  $ 280   $  488
                                                                                   ======  =======

                            DA CONSULTING GROUP, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND BUSINESS

     DA Consulting Group, Inc. ("DACG(TM)" together with its subsidiaries or the "Company") is a leading international provider of employee education and software solutions to companies investing in business information technology. Through its offices in seven countries, DACG delivers customized services for documentation and training necessary for implementation of extended enterprise software applications; technical and non-technical employee education and continuous learning programs; e-Learning applications such as computer-based-training, learning management systems; and consulting on human resource management, change management and change communications. The consolidated financial statements include the accounts of DA Consulting Group, Inc. and all majority-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

(2)  BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K. The unaudited condensed consolidated financial statements included herein have been prepared by the Company without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results which will be realized for the year ending December 31, 2002.

     The unaudited condensed consolidated financial information included herein reflects all adjustments, consisting only of normal recurring adjustments, which are necessary, in the opinion of management, for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented.

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

     SFAS 142 requires, among other things, that we no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires us to identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets and cease amortization of intangible assets with an indefinite useful life. An intangible with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS
142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption, which we intend to do before June 30, 2002. We were also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142; which we have done. The adoption of SFAS 141 and SFAS 142 have not had a material impact on our financial position and results of operations.

     The Company has approximately $0.2 million of goodwill included in its balance sheet at March 31, 2002. Goodwill amortization for the for the year ended December 31, 2001, was $19,000. Implementation of SFAS 142 by the Company resulted in the elimination of amortization of goodwill for the current and future fiscal years.

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

(3)  MANAGEMENT'S  RESTRUCTURING  AND  LIQUIDITY

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

     The Company believes its current cash balances, revolving line of credit, receivable-based financing and cash provided by future operations will be sufficient to meet the Company's working capital and cash need for the next 12 months. However, there can be no assurance that such sources will be sufficient to meet these future expenses and the Company's future needs. The Company may seek additional financing through a private or public placement of equity. The Company's need for additional financing will be principally dependent on the degree of market demand for the Company's services. There can be no assurance that the Company will be able to obtain any such additional financing on acceptable terms, if at all.

(4)  INCOME  TAXES

          At March 31, 2002, the Company had $6.4 million of deferred tax assets primarily consisting of net operating loss carryforwards. The benefit from utilization of net operating loss carryforwards could be subject to limitations if significant ownership changes occur in the Company. The Company's ability to realize the entire benefit of its deferred tax asset requires that the Company achieve certain future earnings levels prior to the expiration of its NOL carryforwards. The Company has recorded a $4.2 million valuation allowance against deferred tax assets. The Company believes it will generate sufficient taxable income to realize the remaining deferred tax assets. The Company could be required to record a valuation allowance for a portion or all of its remaining deferred tax asset if market conditions deteriorate and future earnings are below, or projected to be below, its current estimates and management believes it is more likely than not the deferred tax assets will fail to be realized.

(5)  DEBT

Revolving Line of Credit

     The Company has a credit facility from a foreign bank with an available line of approximately $1.1 million (750,000 Great Britain Pounds), collateralized by and based on eligible foreign accounts receivable, secured by a mortgage deed against all the assets of the Europe Division and guaranteed by the Company. At March 31, 2002, the Company had used $0.7 million of the credit facility. The interest rate on this line of credit was 6.0% at March 31, 2002. The line of credit is available through March 2003, however, the line of credit is due upon demand.

Accounts  Receivable  Financing

     The Company has an agreement with a bank, which provides for financing of eligible U.S. accounts receivable under a purchase and sale agreement. The maximum funds available under the agreement is $5 million. The agreement allows for the bank to request repurchase of an account receivable under certain conditions. The bank has never requested repurchase of an account receivable. At March 31, 2002, the Company had sold no accounts receivable pursuant to this agreement.

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

     During the three months ended June 30, 2001 the Company recorded a $0.8 million charge for the abandonment of additional leases. The charge was included in general and administrative costs. Payments for unutilized leased office space totaling $2.1 million were charged against the reserve during 2000, 2001 and the first quarter ending March 31, 2002. At March 31, 2002, the Company has a remaining accrual of $0.9 million of which $0.5 million is included in long term liabilities.

(7)  COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is comprised of two components: net loss and other comprehensive income (loss). Other comprehensive income (loss) is comprised of foreign currency translation adjustments from international subsidiaries that under generally accepted accounting principles are recorded as an element of shareholders' equity and are excluded from net loss. The components of comprehensive income (loss) are listed below (in thousands):

                                               THREE MONTHS ENDED
                                                   MARCH 31,
                                                 2002      2001
                                               --------  --------

            Net income (loss) . . . . . . . .  $     86  $  (948)
            Other comprehensive income (loss)        12     (331)
                                               --------  --------
            Comprehensive income (loss) . . .  $     98  $(1,279)
                                               ========  ========

(8)  EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share has been computed based on the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share includes the number of shares issuable upon exercise of stock options, less the number of shares that could have been repurchased with the exercise proceeds, using the treasury stock method.

     The following table summarizes the Company's computation of earnings (loss) per share for the quarter ended March 31, 2002 and 2001 (in thousands, except per share amounts):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                                -------  -------
                                                                 2002     2001
                                                                -------  -------
   Basic earnings (loss) per share . . . . . . . . . . . . . .  $ 0.01   $(0.11)
   Net income (loss) . . . . . . . . . . . . . . . . . . . . .  $   86   $ (948)
                                                                =======  =======
   Weighted average shares outstanding . . . . . . . . . . . .   8,419    8,419
                                                                =======  =======
   Computation of diluted earnings per share:
       Common shares issuable under outstanding stock options.   1,029        -
       Less shares assumed repurchased with proceeds from
       exercise of stock options  ions . . . . . . . . . . . .    (576)       -
                                                                -------  -------
       Adjusted weighted average shares outstanding. . . . . .   8,872    8,419
                                                                =======  =======
   Diluted earnings (loss) per share . . . . . . . . . . . . .  $ 0.01   $(0.11)
                                                                =======  =======

     Approximately 463,000 antidilutive options and 3,000,000 antidilutive warrants were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2002. Approximately 1,329,000 antidilutive options and 3,000,000 antidilutive warrants were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2001.

(9)  GEOGRAPHIC FINANCIAL DATA

     Revenue from the Company's operations are presented below by operating division (in thousands):

                                                   EUROPE,
                                                MIDDLE  EAST
                                     AMERICAS     & AFRICA     ASIA PACIFIC    TOTAL
                                    ----------  ------------  --------------  --------
THREE MONTHS ENDED MARCH 31, 2002
     Revenue . . . . . . . . . . .  $     706   $      4,459  $       1,733   $ 6,898
     Operating income (loss) . . .       (443)           617            205       379
THREE MONTHS ENDED MARCH 31, 2001
     Revenue . . . . . . . . . . .      2,410          4,673          1,453     8,536
     Operating income (loss) . . .     (1,384)            38           (150)   (1,496)

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

RESULTS OF OPERATIONS.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

     Revenue.   Revenue  decreased  by $1.6 million, or 19.2%, from $8.5 million in the first quarter of 2001 to $6.9 million in the first quarter of 2002, reflecting decreases in Europe and America and an increase in Asia. Product sales increased from $.3 million in 2001 to $.5 million in 2002. Revenue from the Americas Division decreased by 70.7% from $2.4 million to $0.7 million;
revenue from the EMEA Division decreased by 4.6% from $4.7 million to $4.5 million; and revenue from the Asia Pacific Division increased by 19.3% from $1.5 million to $1.7 million. The Company ended the first quarter with 258 total employees, down from 337 employees at the end of the same period of the prior year. Billable headcount has decreased 6.0% from the fourth quarter 2001 and decreased 22.2% compared to the first quarter of 2001. Revenue for the first quarter of 2002 was 3.4% more than revenue in the fourth quarter of 2001 due to the continued improvement in the market for complex computer software. The Company expects continued modest improvement in the upcoming quarters.

     Gross profit. Gross profit decreased by $0.4 million, or 11.9%, from $3.5 million in the first quarter of 2001 to $3.1 million in the first quarter of 2002 and increased as a percent of revenue from 41.5% in the first quarter of 2001 to 45.3% in the first quarter of 2002. The increase in the gross profit margin percentage is primarily attributable to increased staff utilization, bill rates and improved recovery of travel costs offset partially by a decline in margin on product sales.

     Selling and marketing expense. Selling and marketing expense decreased $0.5 million or 45.4%, from $1.1 million in the first quarter of 2001 to $0.6 million in the first quarter of 2002. The decrease is the result of reduced personnel from 29 in the first quarter of 2001 to 22 in the first quarter of 2002 and a reduced expenditure for outside marketing professional fees.

     Development expense. Development expense decreased $0.4 million, or 90.3%, from $458,000 in the first quarter of 2001 to $45,000 in the first quarter of 2002. Reductions resulted primarily from the reduction of personnel from 7 in 2001 to 2 in 2002.

     General and administrative expense. General and administrative expense decreased by $1.4 million, or 39.8%, from $3.5 million in the first quarter of 2001 to $2.1 million in the first quarter of 2002. The decrease in expense is due primarily to a reduction in headcount in the areas of finance, administration and human resources as a result of the cost containment plans. General and administrative personnel total 31 at the end of the first quarter of 2002 compared to 40 at the end of the first quarter of 2001. Expenditures for facilities, professional fees and travel also decreased. Depreciation expense included in general and administrative costs decreased from $0.6 million in the first quarter of 2001 to $0.4 million in the first quarter of 2002.

     Operating income(loss). Operating income increased by $1.9 million from a loss of $1.5 million in the first quarter of 2001 to an operating income of $0.4 million in the first quarter of 2002. The operating income resulted from improved profitability of projects despite a decline in revenue and reduced operating expenses. Operating income also increased compared to $0.1 million in the fourth quarter of 2001.

     Provision (benefit) for income taxes. The Company's effective tax rate was 73.2% in the first quarter of 2002 compared to 36.6% in the first quarter of
2001. The tax rate was increased due to the Company's decision not to record further tax benefits from losses in America beginning in the second quarter of 2001. Tax expense is recorded on taxable income of Europe and Asia at approximately 30%. In the first quarter of 2001 tax benefits on losses in America were recorded. The effect of not recording tax benefits in America increased  the  provision  for  income  tax  by  approximately  $0.2  million

     At March 31, 2002, the Company had $6.4 million of deferred tax assets primarily consisting of net operating loss carryforwards. The benefit from utilization of net operating loss carryforwards could be subject to limitations if significant ownership changes occur in the Company. The Company's ability to realize the entire benefit of its deferred tax asset requires that the Company achieve certain future earnings levels prior to the expiration of its NOL carryforwards. The Company has recorded a $4.2 million valuation allowance against deferred tax assets. The Company believes it will generate sufficient taxable income to realize the remaining deferred tax assets. The Company could be required to record a valuation allowance for a portion or all of its remaining deferred tax asset if market conditions deteriorate and future earnings are below, or are projected to be below, its current estimates and management believes it is more likely than not the deferred tax assets will fail to be realized.

     Net income (loss). The Company's net income increased by 1.0 million from a $0.9 million loss in the first quarter of 2001 to a net income of $0.1 million in the first quarter of 2002 for reasons discussed above. Income per share increased from a loss of $0.11 in the first quarter of 2001 to income per share of $.01 in the first quarter of 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Since its inception, the Company has historically financed its operations and growth with cash flows from the sale of common stock, operations, short-term borrowings under revolving line of credit arrangements and receivables-based financing.

     The Company's cash and cash equivalents were $0.3 million at March 31, 2002, compared to $0.4 million at December 31, 2001. The Company's working capital deficit was $35,000 at March 31, 2002 and $663,000 at December 31, 2001.

     The Company's operating activities provided cash of $0.3 million for the three months ended March 31, 2002, compared to a $0.5 million use of cash for the same period in 2001. The increase in cash provided by operations resulted primarily from operating profits, the related tax effects and an increase in accounts payable offset partially by an increase in accounts receivable.

     Investing activities required no cash in the three months ended March 31, 2002, compared to cash used of $35,000 for the first quarter in 2001 for equipment purchases. The Company anticipates the need to lease or acquire small amounts of computer equipment throughout 2002.

     Financing activities used cash of $0.4 million for the three months ended March 31, 2002 to pay down its line of credit compared to $0.3 million cash provided by using the line of credit during the three months ended March 31, 2001.

     The Company has a revolving line of credit from a foreign bank with a maximum line of credit of approximately $1.1 million based on eligible foreign accounts receivable. At March 31, 2002, the Company had borrowed $0.7 million against this line.

     The Company has an agreement with a bank, which provides for financing of eligible U.S. accounts receivable under a purchase and sale agreement. The maximum funds available under this agreement is $5.0 million. At March 31, 2002, the Company had sold no receivables pursuant to this agreement.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company from time to time holds short-term investments which consist of variable rate municipal debt instruments. The Company uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in market interest rates may have on the fair value of the Company's investments. At March 31, 2002, the Company did not hold any short-term investments.

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

                                DA CONSULTING GROUP, INC.
                                (Registrant)

Dated: April 30, 2002      By:          /s/ Virginia L. Pierpont
                                ------------------------------------------------
                                            Virginia L. Pierpont
                                      President and Chief Executive Officer

                           By:          /s/ Dennis C. Fairchild
                                ------------------------------------------------
                                            Dennis C. Fairchild
                                Chief Financial Officer, Secretary and Treasurer
                                 (Principal Financial and Accounting Officer)