Form 10-Q
period 2002-06-30
DA CONSULTING GROUP INC
filed 2002-08-09
CIK 1051209

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________


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


                                   YES [X]    NO [ ]

  NUMBER OF SHARES OUTSTANDING OF COMMON STOCK AS OF August 9, 2002,  8,418,604
================================================================================

                                   DA CONSULTING GROUP, INC.

                                             INDEX

                                             PART I

                                     FINANCIAL INFORMATION

                                                                                       PAGE NO.
                                                                                       --------
Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets at June 30, 2002 (unaudited)
               and December 31, 2001 (audited). . . . . . . . . . . . . . . . . . . .         3
          Condensed Consolidated Statements of Operations for the Three Months ended
               June 30, 2002 and 2001 (unaudited) . . . . . . . . . . . . . . . . . .         4
          Condensed Consolidated Statements of Operations for the Six Months ended
               June 30, 2002 and 2001 (unaudited) . . . . . . . . . . . . . . . . . .         4
          Condensed Consolidated Statements of Cash Flows for the Six Months ended
               June 30, 2002 and 2001 (unaudited) . . . . . . . . . . . . . . . . . .         5
          Notes to Unaudited Condensed Consolidated Financial Statements. . . . . . .         6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . .        10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk. . . . . . . . .        13


                                             PART II

                                        OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . .        14

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14


                                     PART I-FINANCIAL INFORMATION

                                     ITEM 1. FINANCIAL STATEMENTS

                                       DA CONSULTING GROUP, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands, except share amounts)


                                                                            JUNE 30,     DECEMBER 31,
                                                                              2002           2001
                                       ASSETS                             (Unaudited)     (Audited)
                                       ------                             ------------  --------------
Current Assets:
 Cash and cash equivalents                                                $       677   $         373
 Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . .        2,776           4,053
 Unbilled revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . .          275              38
 Deferred tax asset. . . . . . . . . . . . . . . . . . . . . . . . . . .          673             629
 Prepaid expenses and other current assets . . . . . . . . . . . . . . .          412             352
                                                                          ------------  --------------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . . .        4,813           5,445
                                                                          ------------  --------------
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . .        4,283           5,394
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          212             177
Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,027           5,990
Intangible assets, net . . . . . . . . . . . . . . . . . . . . . . . . .          206             206
                                                                          ------------  --------------
          Total assets . . . . . . . . . . . . . . . . . . . . . . . . .  $    15,541   $      17,212
                                                                          ============  ==============

                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------
Current Liabilities:
  Revolving line of credit . . . . . . . . . . . . . . . . . . . . . . .  $       753   $       1,077
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,490           1,759
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,895           3,272
                                                                          ------------  --------------
     Total current liabilities . . . . . . . . . . . . . . . . . . . . .        5,138           6,108
                                                                          ------------  --------------
Lease abandonment liabilities. . . . . . . . . . . . . . . . . . . . . .          572             801
                                                                          ------------  --------------
Commitments and contingencies

Shareholders' Equity:
  Preferred stock, $0.01 par value: 10,000,000 shares authorized . . . .            -               -

  Common stock, $0.01 par value: 40,000,000 shares authorized; 8,571,777
     shares issued; 8,418,604 shares outstanding . . . . . . . . . . . .           85              85
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .       34,039          34,039
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .      (21,444)        (20,782)
  Accumulated other comprehensive loss . . . . . . . . . . . . . . . . .       (1,327)         (1,517)
  Treasury stock, 153,173 shares at cost . . . . . . . . . . . . . . . .       (1,522)         (1,522)
                                                                          ------------  --------------
     Total shareholders' equity. . . . . . . . . . . . . . . . . . . . .        9,831          10,303
                                                                          ------------  --------------
          Total liabilities and shareholders' equity . . . . . . . . . .  $    15,541   $      17,212
                                                                          ============  ==============

The  accompanying  notes  are  an  integral  part  of the condensed consolidated financial statements.

                            DA CONSULTING GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                     THREE MONTHS ENDED   SIX MONTHS ENDED
                                          JUNE 30,            JUNE 30,
                                       2002      2001      2002      2001
                                      -------  --------  --------  --------
Revenue. . . . . . . . . . . . . . .  $5,419   $ 7,607   $12,317   $16,143
Cost of revenue. . . . . . . . . . .   3,405     4,572     7,180     9,565
                                      -------  --------  --------  --------

     Gross profit. . . . . . . . . .   2,014     3,035     5,137     6,578

Selling and marketing expense. . . .     606       987     1,184     2,045
Development expense. . . . . . . . .      36       174        81       632
General and administrative expense .   2,305     2,999     4,426     6,522
                                      -------  --------  --------  --------

     Operating loss. . . . . . . . .    (933)   (1,125)     (554)   (2,621)
                                      -------  --------  --------  --------
Interest income (expense), net . . .      (5)        8       (10)        2
Other expense, net . . . . . . . . .      (2)      (47)      (55)      (41)
                                      -------  --------  --------  --------

     Total other expense, net. . . .      (7)      (39)      (65)      (39)
                                      -------  --------  --------  --------
     Loss before taxes . . . . . . .    (940)   (1,164)     (619)   (2,660)
Provision (benefit) for income taxes    (192)    3,185        43     2,637
                                      -------  --------  --------  --------

     Net loss. . . . . . . . . . . .  $ (748)  $(4,349)  $  (662)  $(5,297)
                                      =======  ========  ========  ========

Basic loss per share . . . . . . . .  $(0.09)  $ (0.52)  $ (0.08)  $ (0.63)
Weighted average shares outstanding.   8,419     8,419     8,419     8,419

Diluted loss per share . . . . . . .  $(0.09)  $ (0.52)  $ (0.08)  $ (0.63)
Weighted average shares outstanding.   8,419     8,419     8,419     8,419

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                                      DA CONSULTING GROUP, INC.

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (In thousands)
                                             (Unaudited)

                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                     2002      2001
                                                                                   --------  --------
Cash flows from operating activities:
     Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (662)  $(5,297)
                                                                                   --------  --------
     Adjustments to reconcile net loss to net cash provided by (used in)
          operating activities:
          Loss on disposal of fixed assets. . . . . . . . . . . . . . . . . . . .       25         6
          Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .    1,114     1,232
          Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . .       43     2,807
               Changes in operating assets and liabilities:
               Accounts receivable and unbilled revenue . . . . . . . . . . . . .    1,040     1,597
               Prepaid expenses and other current assets. . . . . . . . . . . . .      (60)      (45)
               Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .      (35)       57
               Accounts payable and accrued expenses. . . . . . . . . . . . . . .   (1,043)   (1,436)
                                                                                   --------  --------

                    Total adjustments . . . . . . . . . . . . . . . . . . . . . .    1,084     4,218
                                                                                   --------  --------

                    Net cash provided by (used in) operating activities . . . . .      422    (1,079)
                                                                                   --------  --------

Cash flows from investing activities:
     Proceeds from sale of property and equipment . . . . . . . . . . . . . . . .       20        56
     Purchases of property and equipment. . . . . . . . . . . . . . . . . . . . .       (4)      (35)
                                                                                   --------  --------

                    Net cash provided by investing activities . . . . . . . . . .       16        21
                                                                                   --------  --------
Cash flows from financing activities:
     (Repayment) proceeds from revolving line of credit . . . . . . . . . . . . .     (324)      862
                                                                                   --------  --------

                    Net cash provided by (used in) financing activities . . . . .     (324)      862
                                                                                   --------  --------

Effect of changes in foreign currency exchange rate on cash and cash equivalents.      190      (215)
                                                                                   --------  --------

                   Increase (decrease) in cash and cash equivalents . . . . . . .      304      (411)

Cash and cash equivalents at beginning of period. . . . . . . . . . . . . . . . .      373       949
                                                                                   --------  --------

Cash and cash equivalents at end of period. . . . . . . . . . . . . . . . . . . .  $   677   $   538
                                                                                   ========  ========

                            DA CONSULTING GROUP, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION  AND  BUSINESS

     DA Consulting Group, Inc. ("DACG(TM)" together with its subsidiaries or the "Company") is a leading international provider of employee education and software solutions to companies investing in business information technology. Through its offices in seven countries, DACG delivers customized services for documentation and training necessary for implementation of extended enterprise software applications; technical and non-technical employee education and continuous learning programs; e-Learning applications such as computer-based-training, learning management systems; and consulting on human resource management, change management and change communications. The condensed consolidated financial statements include the accounts of DA Consulting Group, Inc. and all majority-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

(2)  BASIS  OF  PRESENTATION

     The unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K. The unaudited condensed consolidated financial statements included herein have been prepared by the Company without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. Operating results for the three months ended June 30, 2002 and the six months ended June 30, 2002 are not necessarily indicative of the results which will be realized for the year ending December 31, 2002.

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

     SFAS 142 requires, among other things, that we no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires us to identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets and cease amortization of intangible assets with an indefinite useful life. An intangible with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS
142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption and to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142 which we have done. The adoption of SFAS 141 and SFAS 142 have not had a material impact on our financial position and results of operations.

     The Company has approximately $0.2 million of goodwill included in its balance sheet at June 30, 2002. Goodwill amortization for the for the year ended December 31, 2001, was $19,000. Implementation of SFAS 142 by the Company resulted in the elimination of amortization of goodwill for the current and future fiscal years.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations, SFAS No. 143, which amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, is applicable to all companies. SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. As used in SFAS No. 143, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel.
While we are not yet required to adopt SFAS No. 143, we do not believe the adoption will have a material effect on our financial condition or results of operations.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a business segment. SFAS 144 also eliminates the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of SFAS 144 generally are to be applied prospectively. It is anticipated that the financial impact of SFAS 144 will not have a material effect on the Company.

      April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on the Company consolidated financial statements. The Company will apply this guidance prospectively.


          In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a companys commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.


(3)   MANAGEMENT'S  RESTRUCTURING  AND  LIQUIDITY

     During the second quarter of 2000, management began to restructure the global operations of the Company. As part of the plan, management was required to downsize the Company based upon current and future projected operating results. Some of the restructuring initiatives taken by management were as follows:

     -    Reduction  in  the  number  of  consultants
     -    Reduction  of  administrative  personnel
     -    Reduction  in  office  space
     -    Various  other  cost  cutting  measures

     Management completed the restructuring of the Company during the third quarter of 2001 and achieved overall profitability in the fourth quarter of 2001 and first quarter of 2002. The Company recorded a loss in the second quarter of 2002 due to a decline in revenue and losses related to leases. There can be no assurance that profitability will be achieved in the future.

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

(4)  INCOME  TAXES

     At June 30, 2002, the Company had $6.7 million of deferred tax assets primarily consisting of net operating loss carryforwards. The benefit from utilization of net operating loss carryforwards could be subject to limitations if significant ownership changes occur in the Company. The Company's ability to realize the entire benefit of its deferred tax asset requires that the Company achieve certain future earnings levels prior to the expiration of its NOL carryforwards. The Company has recorded a $4.3 million valuation allowance against deferred tax assets. The Company believes it will generate sufficient taxable income to realize the remaining deferred tax assets. The Company could be required to record a valuation allowance for a portion or all of its remaining deferred tax asset if market conditions deteriorate and future earnings are below, or projected to be below, its current estimates and management believes it is more likely than not the deferred tax assets will fail to be realized.

(5)  DEBT

Revolving  Line  of  Credit

     The Company has a credit facility from a foreign bank with an available line of approximately $1.1 million (750,000 Great Britain Pounds), collateralized by and based on eligible foreign accounts receivable, secured by a mortgage deed against all the assets of the Europe Division and guaranteed by the Company. At June 30, 2002, the

Company had used $0.8 million of the credit facility. The interest rate on this line of credit was 6.0% at June 30, 2002. The line of credit is available through March 2003, however, the line of credit is due upon demand.

Accounts  Receivable  Financing

     The Company has an agreement with a bank, which provides for financing of eligible U.S. accounts receivable under a purchase and sale agreement. The maximum funds available under the agreement is $5 million. The agreement allows for the bank to request repurchase of an account receivable under certain conditions. The bank has never requested repurchase of a U.S. account receivable. At June 30, 2002, the Company had sold no accounts receivable pursuant to this agreement.

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

     During the three months ended June 30, 2001 the Company recorded a $0.8 million charge for the abandonment of additional leases. The charge was included in general and administrative costs. During the first six months of 2002 the Company recorded losses on subleases of $0.2 million which is included in general and administrative expense. Payments for unutilized leased office space totaling $2.2 million were charged against the reserve during 2000, 2001 and the first six months ending June 30, 2002. At June 30, 2002, the Company has a remaining accrual of $1.0 million of which $0.6 million is included in long-term liabilities.

(7)  COMPREHENSIVE  LOSS

      Comprehensive loss is comprised of two components: net loss and other comprehensive income (loss). Other comprehensive income (loss) is comprised of foreign currency translation adjustments from international subsidiaries that under accounting principles generally accepted in the United States of America are recorded as an element of shareholders' equity and are excluded from net loss. The components of comprehensive loss are listed below (in thousands):


                                  THREE MONTHS ENDED  SIX MONTHS ENDED
                                       JUNE 30           JUNE 30
                                   ----------------  ----------------
                                    2002     2001     2002     2001
                                   ------  --------  ------  --------
Net loss. . . . . . . . . . . . .  $(748)  $(4,349)  $(662)  $(5,297)
Other comprehensive income (loss)    178       116     190      (215)
                                   ------  --------  ------  --------
Comprehensive loss. . . . . . . .  $(570)  $(4,233)  $(472)  $(5,512)
                                   ======  ========  ======  ========

(8)  LOSS  PER  SHARE

     Basic loss per share has been computed based on the weighted average number of common shares outstanding during the applicable period. Diluted loss per share includes the number of shares issuable upon exercise of stock options, less the number of shares that could have been repurchased with the exercise proceeds, using the treasury stock method. Dilutive shares are excluded from the calculation below because the inclusion would be antidilutive.

     The following table summarizes the Company's computation of loss per share for the periods ended June 30, 2002 and 2001 (in thousands, except per share amounts):

                                                             THREE MONTHS ENDED  SIX MONTHS ENDED
                                                                  JUNE 30,          JUNE 30,
                                                             -----------------  -----------------
                                                              2002      2001     2002      2001
                                                             -------  --------  -------  --------
Basic loss per share. . . . . . . . . . . . . . . . . . . .  $(0.09)  $ (0.52)  $(0.08)  $ (0.63)
                                                             -------  --------  -------  --------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . .  $ (748)  $(4,349)  $ (662)  $(5,297)
                                                             =======  ========  =======  ========

Weighted average shares outstanding . . . . . . . . . . . .   8,419     8,419    8,419     8,419
Computation of diluted earnings per share:
     Common shares issuable under outstanding stock options       -         -        -         -
     Less shares assumed repurchased with proceeds from
     exercise of stock options. . . . . . . . . . . . . . .       -         -        -         -
                                                             -------  --------  -------  --------
     Adjusted weighted average shares outstanding . . . . .   8,419     8,419    8,419     8,419
                                                             =======  ========  =======  ========
Diluted loss per share. . . . . . . . . . . . . . . . . . .  $(0.09)  $ (0.52)  $(0.08)  $ (0.63)
                                                             =======  ========  =======  ========

     Approximately 1,480,000 antidilutive options and 3,000,000 antidilutive warrants were excluded from the calculation of diluted earnings per share for the periods ending in 2002. Approximately 1,329,000 antidilutive options and 3,000,000 antidilutive warrants were excluded from the calculation of diluted earnings per share for the periods ending in 2001.

(9)  GEOGRAPHIC  FINANCIAL  DATA

     Revenue from the Company's operations are presented below by operating division (in thousands):

                                                EUROPE,
                                              MIDDLE EAST
                                   AMERICAS    & AFRICA     ASIA PACIFIC     TOTAL
                                   --------  -------------  --------------  --------
THREE MONTHS ENDED JUNE 30, 2002
     Revenue. . . . . . . . . . .  $ 1,080   $      2,976   $       1,363   $ 5,419
     Operating loss . . . . . . .     (254)          (641)            (38)     (933)
THREE MONTHS ENDED JUNE 30, 2001
     Revenue. . . . . . . . . . .  $ 1,242   $      4,717   $       1,648   $ 7,607
     Operating income (loss). . .   (1,903)           584             194    (1,125)
SIX MONTHS ENDED JUNE 30, 2002
     Revenue. . . . . . . . . . .  $ 1,786   $      7,435   $       3,096   $12,317
     Operating income (loss). . .     (697)           (24)            167      (554)
      Total assets. . . . . . . .    6,675          5,774           3,092    15,541
SIX MONTHS ENDED JUNE 30, 2001
     Revenue. . . . . . . . . . .  $ 3,652   $      9,390   $       3,101   $16,143
     Operating income (loss). . .   (3,287)           621              45    (2,621)
      Total assets. . . . . . . .    7,220          8,286           3,278    18,784

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

RESULTS  OF  OPERATIONS.

THREE  MONTHS  ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

     Revenue. Revenue decreased by $2.2 million, or 28.8%, from $7.6 million in the second quarter of 2001 to $5.4 million in the second quarter of 2002, reflecting decreases in Europe, America and Asia. Product sales decreased from $0.3 million in 2001 to $0.2 million in 2002. Revenue from the Americas Division decreased by 13.0% from $1.2 million to $1.1 million; revenue from the EMEA Division decreased by 36.9% from $4.7 million to $3.0 million; and revenue from the Asia Pacific Division decreased by 17.3% from $1.6 million to $1.4 million. The Company ended the second quarter with 233 total employees, down from 265 employees at the end of the same period of the prior year. Billable employees total 180 at June 30, 2002 compared to 199 at June 30, 2001. Revenue for the second quarter of 2002 was 21.4% less than revenue in the first quarter of 2002 due to project delays and a weak market for complex computer software. The
Company  expects  modest  improvement  in  the  upcoming  quarters.

     Gross profit. Gross profit decreased by $1.0 million, or 33.6%, from $3.0 million in the second quarter of 2001 to $2.0 million in the second quarter of 2002 and decreased as a percent of revenue from 39.9% in the second quarter of 2001 to 37.2% in the first quarter of 2002. The decrease in the gross profit margin percentage is primarily attributable to decreased staff utilization and bill rates partially offset by improved recovery of travel costs and margin on product sales.

     Selling and marketing expense. Selling and marketing expense decreased $0.4 million or 38.6%, from $1.0 million in the second quarter of 2001 to $0.6 million in the second quarter of 2002. The decrease is the result of reduced personnel from 29 in the first quarter of 2001 to 22 in the first quarter of 2002 and reduced commissions.

     Development expense. Development expense decreased $138,000, or 79.3%, from $174,000 in the second quarter of 2001 to $36,000 in the second quarter of 2002. Reductions resulted primarily from the reduction of personnel from 7 in 2001 to 2 in 2002.

     General and administrative expense. General and administrative expense decreased by $0.7 million, or 23.1%, from $3.0 million in the second quarter of 2001 to $2.3 million in the second quarter of 2002. The decrease in expense is due primarily to a reduction in headcount in the areas of finance, administration and human resources as a result of the cost containment plans. General and administrative personnel total 30 at the end of the second quarter of 2002 compared to 39 at the end of the second quarter of 2001. Expenditures for facilities, professional fees and travel also decreased. Depreciation expense included in general and administrative costs increased from $0.6 million in the second quarter of 2001 to $0.7 million in the second quarter of 2002. The second quarter of 2002 included a $0.2 million increase for a change in estimated life. Expenses for the second quarter of 2002 included $0.2 million for reserves against leases. Expenses for the second quarter of 2001 were reduced by $0.5 million related to incentive compensation and other employees related accruals and increased by charges establishing additional liabilities for idle leased facilities of $0.6 million.

     Operating loss. Operating loss decreased by $0.2 million from a loss of $1.1 million in the second quarter of 2001 to an operating loss of $0.9 million in the second quarter of 2002. The decreased operating loss resulted from a decline in operating expenses in excess of the decline in revenue. The operating loss increased compared to a $0.4 million operating profit in the first quarter of 2002.

     Provision (benefit) for income taxes. The Company's effective tax rate was 20.4% in the second quarter of 2002 compared to 273.6% in the second quarter of 2001. The tax rate related to the pre tax loss in the second quarter of 2002 was decreased due to the Company's decision not to record further tax benefits from losses in America beginning in the second quarter of 2001. The effect of not recording tax benefits in America decreased the benefit for income tax by approximately $0.1 million. Tax expense is recorded on taxable income of Europe and Asia at approximately 30%. The tax rate in the second quarter of 2001 was due to the Company's decision to stop recording tax benefits related to tax losses in America and to provide a valuation allowance against the tax loss.

     At June 30, 2002, the Company had $6.7 million of deferred tax assets primarily consisting of net operating loss carryforwards. The benefit from utilization of net operating loss carryforwards could be subject to limitations if significant ownership changes occur in the Company. The Company's ability to realize the entire benefit of its deferred tax asset requires that the Company achieve certain future earnings levels prior to the expiration of its NOL carryforwards. The Company has recorded a $4.3 million valuation allowance against deferred tax assets. The Company believes it will generate sufficient taxable income to realize the remaining deferred tax assets. The Company could be required to record a valuation allowance for a portion or all of its remaining deferred tax asset if market conditions deteriorate and future earnings are below, or are projected to be below, its current estimates and management believes it is more likely than not the deferred tax assets will fail to be realized.

     Net loss. The Company's net loss decreased by $3.6 million from a $4.3 million loss in the second quarter of 2001 to a net loss of $0.7 million in the second quarter of 2002 for reasons discussed above. Loss per share decreased from a loss of $0.52 in the second quarter of 2001 to a loss per share of $0.09 in the second quarter of 2002.

SIX  MONTHS  ENDED  JUNE  30,  2002  COMPARED  TO SIX MONTHS ENDED JUNE 30, 2001

     Revenue. Revenue decreased by $3.8 million, or 23.7%, from $16.1 million for the six months ended June 30, 2001 to $12.3 million for the six months ended June 30, 2002, reflecting decreases primarily in Europe and America. Product sales increased from $0.7 million in 2001 to $0.8 million in 2002. Revenue from the Americas Division decreased by 51.1% from $3.7 million to $1.8 million; revenue from the EMEA Division decreased by 20.8% from $9.4 million to $7.4 million; and revenue from the Asia Pacific Division remained consistent at $3.1 million for both six-month periods. The Company ended the six months with 233 total employees, down from 265 employees at the end of the same period of the prior year. Billable headcount has decreased to 180 at June 30, 2002 compared to 199 at June 30, 2001.

     Gross profit. Gross profit decreased by $1.5 million, or 21.9%, from $6.6 million for the six months ended June 30, 2001 to $5.1 million for the six months ended June 30, 2002 and increased as a percent of revenue from 40.7% in 2001 to 41.7% in 2002. The increase in the gross profit margin percentage is primarily attributable to modest increases in staff utilization, bill rates and improved recovery of travel costs offset partially by a decline in margin on product sales.

     Selling and marketing expense. Selling and marketing expense decreased $0.8 million or 42.1%, from $2.0 million for the six months ended June 30, 2001 to $1.2 million for the same period of 2002. The decrease is the result of reduced personnel from 22 at June 30, 2001 to 20 at June 30, 2002 and a reduced expenditure for outside marketing professional fees and reduced commissions.

     Development expense. Development expense decreased $551,000, or 87.2%, from $632,000 for the six months ended June 30, 2001 to $81,000 for the same period of 2002. Reductions resulted primarily from the reduction of personnel from 7 in 2001 to 2 in 2002 and reduced spending on development of a learning management system was completed in 2001.

     General and administrative expense. General and administrative expense decreased by $2.1 million, or 32.1%, from $6.5 million for the six months ended June 30, 2001 to $4.4 million for the same period in 2002. The decrease in expense is due primarily to a reduction in headcount in the areas of finance, administration and human resources as a result of the cost containment plans. General and administrative personnel total 30 at the end of six months ended June 30, 2002 compared to 39 at the end of the same period of 2001. Expenditures for facilities, professional fees and travel also decreased. Depreciation expense included in general and administrative costs decreased from $1.2 million in the six months ended June 30, 2001 to $1.1 million for the same period of 2002. The second quarter of 2002 included a $0.2 million increase for a change in estimated life. Expenses for the first six months of 2002 included $0.2 million for reserves against leases. Expenses for the first six months of 2001 were reduced by $0.5 million related to incentive compensation and other employees related accruals and increased by charges establishing additional liabilities for idle leased facilities of $0.6 million.

     Operating loss. Operating loss decreased by $2.0 million from a loss of $2.6 million for the six months ended June 30, 2001 to an operating loss of $0.6 million for the same period of 2002. The decreased operating loss resulted from  a  decline  in  operating  expenses  in  excess of the decline in revenue.

     Provision (benefit) for income taxes. The Company's effective tax rate was 6.9% for the six months ended June 30, 2002 compared to 99.1% for the same period of 2001. The tax rate was increased due to the Company's decision not to record further tax benefits from losses in America beginning in the second quarter of 2001. Tax expense is recorded on taxable income of Europe and Asia at approximately 30%. The effect of not recording tax benefits in America decreased the benefit for income tax by approximately $0.3 million for the six months ended June 30, 2002.

     At June 30, 2002, the Company had $6.7 million of deferred tax assets primarily consisting of net operating loss carryforwards. The benefit from utilization of net operating loss carryforwards could be subject to limitations if significant ownership changes occur in the Company. The Company's ability to realize the entire benefit of its deferred tax asset requires that the Company achieve certain future earnings levels prior to the expiration of its NOL carryforwards. The Company has recorded a $4.3 million valuation allowance against deferred tax assets. The Company believes it will generate sufficient taxable income to realize the remaining deferred tax assets. The Company could be required to record a valuation allowance for a portion or all of its remaining deferred tax asset if market conditions deteriorate and future earnings are below, or are projected to be below, its current estimates and management believes it is more likely than not the deferred tax assets will fail to be realized.

     Net loss. The Company's net loss decreased by $4.6 million from a $5.3 million loss for the six months ended June 30, 2001 to a net loss of $0.7 million for the same period in 2002 for reasons discussed above. Loss per share decreased from a loss of $0.63 for the six months ended June 30, 2001 to a loss per share of $0.08 for the same period of 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Since its inception, the Company has historically financed its operations and growth with cash flows from the sale of common stock, operations, short-term borrowings under revolving line of credit arrangements and receivables-based financing.

     The Company's cash and cash equivalents were $0.7 million at June 30, 2002, compared to $0.4 million at December 31, 2001. The Company's working capital deficit was $325,000 at June 30, 2002 and $663,000 at December 31, 2001.

     The Company's operating activities provided cash of $0.4 million for the six months ended June 30, 2002, compared to a $1.1 million use of cash for the same period in 2001. The increase in cash provided by operations resulted primarily from operating profits, the related deferred tax effects and a decrease in accounts receivable offset partially by a decrease in accounts payable.

     Investing activities provided $16,000 in cash in the six months ended June 30, 2002, compared to cash provided of $21,000 for the six months in 2001 as the company liquidated unneeded and older equipment. The Company anticipates the need to lease or acquire small amounts of computer equipment throughout 2002.

     Financing activities used cash of $0.3 million for the six months ended June 30, 2002 to pay down its line of credit compared to $0.9 million cash provided by using the line of credit during the six months ended June 30, 2001.

     The Company has a revolving line of credit from a foreign bank with a maximum line of credit of approximately $1.1 million based on eligible foreign accounts receivable. At June 30, 2002, the Company had borrowed $0.8 million against this line.

     The Company has an agreement with a bank, which provides for financing of eligible U.S. accounts receivable under a purchase and sale agreement. The maximum funds available under this agreement is $5.0 million. At June 30, 2002, the Company had sold no receivables pursuant to this agreement.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company from time to time holds short-term investments which consist of variable rate municipal debt instruments. The Company uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in market interest rates may have on the fair value of the Company's investments. At June 30, 2002, the Company did not hold any short-term investments.

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

                            DA CONSULTING GROUP, INC.

                            PART II-OTHER INFORMATION


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  The following exhibits are included in this form 10Q:

          99.1 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports  on  Form  8-K

          None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                               DA  CONSULTING  GROUP,  INC.
                               (Registrant)


Dated: August 9, 2002      By:           /s/ Virginia L. Pierpont
                               -------------------------------------------------
                                             Virginia L. Pierpont
                                     President and Chief Executive Officer


                           By:            /s/ Dennis C. Fairchild
                               -------------------------------------------------
                                              Dennis C. Fairchild
                                Chief Financial Officer, Secretary and Treasurer
                                  (Principal Financial and Accounting Officer)