Form 10-Q
period 2002-09-30
DA CONSULTING GROUP INC
filed 2002-11-13
CIK 1051209

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

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


                                   YES [X]    NO  [ ]

NUMBER OF SHARES OUTSTANDING OF COMMON STOCK AS OF November 12, 2002,  8,418,604
================================================================================


                                DA CONSULTING GROUP, INC.
                                          INDEX
                                          PART I
                                  FINANCIAL INFORMATION


PAGE NO.
-------------------------------------------------------------------------------------
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets at September 30, 2002 (unaudited) and
            December 31, 2001 (audited) . . . . . . . . . . . . . . . . . . . . . . .   3
         Condensed Consolidated Statements of Operations for the Three Months ended
            September 30, 2002 and 2001 (unaudited) . . . . . . . . . . . . . . . . .   4
         Condensed Consolidated Statements of Operations for the Nine Months ended
            September 30, 2002 and 2001 (unaudited) . . . . . . . . . . . . . . . . .   4
         Condensed Consolidated Statements of Cash Flows for the Nine Months ended
            September 30, 2002 and 2001 (unaudited) . . . . . . . . . . . . . . . . .   5
         Notes to Unaudited Condensed Consolidated Financial Statements . . . . . . .   6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . .  11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . .  16

Item 4.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . .  16

                                         PART II
                                    OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . .  17

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17


                                       PART I-FINANCIAL INFORMATION

                                       ITEM 1. FINANCIAL STATEMENTS

                                        DA CONSULTING GROUP, INC.
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands, except share amounts)


                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               2002             2001
                                                                          ---------------  --------------
                                  ASSETS                                    (Unaudited)      (Audited)
                                  ------
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .  $          459   $         373
  Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . .           3,766           4,053
  Unbilled revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .             209              38
  Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . . .             156             629
  Prepaid expenses and other current assets. . . . . . . . . . . . . . .             395             352
                                                                          ---------------  --------------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . . .           4,985           5,445
                                                                          ---------------  --------------
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . .           3,977           5,394
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             208             177
Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,291           5,990
Goodwill, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             206             206
                                                                          ---------------  --------------
          Total assets . . . . . . . . . . . . . . . . . . . . . . . . .  $       12,667   $      17,212
                                                                          ===============  ==============

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
Current Liabilities:
  Revolving line of credit . . . . . . . . . . . . . . . . . . . . . . .  $        1,015   $       1,077
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,468           1,759
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,310           3,272
                                                                          ---------------  --------------
     Total current liabilities . . . . . . . . . . . . . . . . . . . . .           5,793           6,108
                                                                          ---------------  --------------
Lease abandonment liabilities. . . . . . . . . . . . . . . . . . . . . .             572             801
                                                                          ---------------  --------------
Commitments and contingencies

Shareholders' Equity:
  Preferred stock, $0.01 par value: 10,000,000 shares authorized                       -               -

  Common stock, $0.01 par value: 40,000,000 shares authorized; 8,571,777                              85
          shares issued; 8,418,604 shares outstanding. . . . . . . . . .              85
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .          34,039          34,039
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .         (24,901)        (20,782)
  Accumulated other comprehensive loss . . . . . . . . . . . . . . . . .          (1,399)         (1,517)
  Treasury stock, 153,173 shares at cost . . . . . . . . . . . . . . . .          (1,522)         (1,522)
                                                                          ---------------  --------------
    Total shareholders' equity . . . . . . . . . . . . . . . . . . . . .           6,302          10,303
                                                                          ---------------  --------------
          Total liabilities and shareholders' equity . . . . . . . . . .  $       12,667   $      17,212
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

                                DA CONSULTING GROUP, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In thousands, except per share amounts)
                                       (Unaudited)


                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                            SEPTEMBER 30,              SEPTEMBER 30,
                                         2002          2001          2002        2001
                                      -----------  -------------  ----------  -----------
Revenue. . . . . . . . . . . . . . .  $    5,893   $      5,843   $  18,210   $   21,986
Cost of revenue. . . . . . . . . . .       3,414          3,332      10,594       12,897
                                      -----------  -------------  ----------  -----------
  Gross profit . . . . . . . . . . .       2,479          2,511       7,616        9,089

Selling and marketing expense. . . .         614            606       1,798        2,651
Development expense. . . . . . . . .          40             28         121          660
General and administrative expense .       2,024          2,222       6,450        8,745
                                      -----------  -------------  ----------  -----------
  Operating loss . . . . . . . . . .        (199)          (345)       (753)      (2,967)
                                      -----------  -------------  ----------  -----------
Interest income (expense), net . . .         (10)           (42)        (21)         (40)
Other expense, net . . . . . . . . .         (22)          (201)        (76)        (242)
                                      -----------  -------------  ----------  -----------
  Total other expense, net . . . . .         (32)          (243)        (97)        (282)
                                      -----------  -------------  ----------  -----------
  Loss before income taxes . . . . .        (231)          (588)       (850)      (3,249)
Provision (benefit) for income taxes       3,226            (30)      3,269        2,607
                                      -----------  -------------  ----------  -----------
  Net loss . . . . . . . . . . . . .  $   (3,457)  $       (558)  $  (4,119)  $   (5,856)
                                      ===========  =============  ==========  ===========

Basic loss per share . . . . . . . .  $    (0.41)  $      (0.07)  $   (0.49)  $    (0.70)
Weighted average shares outstanding.       8,419          8,419       8,419        8,419

Diluted loss per share . . . . . . .  $    (0.41)  $      (0.07)  $   (0.49)  $    (0.70)
Weighted average shares outstanding.       8,419          8,419       8,419        8,419

The accompanying notes are an integral part of the condensed consolidated financial statements.


                                   DA CONSULTING GROUP, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (In thousands)
                                          (Unaudited)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                          2002        2001
                                                                       ----------  -----------
Cash flows from operating activities:

  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (4,119)      (5,856)
                                                                       ----------  -----------
  Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
    Loss on disposal of fixed assets. . . . . . . . . . . . . . . . .         25
    Depreciation and amortization . . . . . . . . . . . . . . . . . .      1,447        1,869
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .      3,269        2,807
    Writedown of fixed assets and reserve for leasehold abandonment                       157
    Changes in operating assets and liabilities:
      Accounts receivable and unbilled revenue. . . . . . . . . . . .        116        1,626
      Prepaid expenses and other current assets . . . . . . . . . . .        (43)          45
      Other assets. . . . . . . . . . . . . . . . . . . . . . . . . .        (31)          59
      Accounts payable and accrued expenses . . . . . . . . . . . . .       (627)      (2,225)
                                                                       ----------  -----------
          Total adjustments . . . . . . . . . . . . . . . . . . . . .      4,156        4,338
                                                                       ----------  -----------
          Net cash provided by (used in) operating activities . . . .         37       (1,518)
                                                                       ----------  -----------
Cash flows from investing activities:
  Proceeds from sale of property and equipment. . . . . . . . . . . .         24          274
  Purchases of property and equipment . . . . . . . . . . . . . . . .        (31)         (30)
                                                                       ----------  -----------
          Net cash provided by (used in) investing activities . . . .         (7)         244
                                                                       ----------  -----------
Cash flows from financing activities:
                                                                       ----------  -----------
  (Repayments) proceeds from revolving line of credit, net. . . . . .        (62)         939
                                                                       ----------  -----------
          Net cash provided by (used in) financing activities . . . .        (62)         939
                                                                       ----------  -----------
Effect of changes in foreign currency exchange rate on
  cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .        118         (284)
                                                                       ----------  -----------
          Increase (decrease) in cash and cash equivalents. . . . . .         86         (619)
Cash and cash equivalents at beginning of period. . . . . . . . . . .        373          949
                                                                       ----------  -----------
Cash and cash equivalents at end of period. . . . . . . . . . . . . .  $     459   $      330
                                                                       ==========  ===========
Noncash activities:
  Other liabilities                                                                       801

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

(2)  BASIS  OF  PRESENTATION

     The unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K. The unaudited condensed consolidated financial statements included herein have been prepared by the Company without an audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. Operating results for the three months ended September 30, 2002 and the nine months ended September 30, 2002 are not necessarily indicative of the results which will be realized for the year ending December 31, 2002.

     The unaudited condensed consolidated financial information included herein reflects all adjustments, consisting only of normal recurring adjustments, which are necessary, in the opinion of management, for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented.

New  Accounting  Pronouncements

     In June 2001, the Financial Accounting Standard Board finalized FASB Statement No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires us to recognize acquired intangible assets apart from goodwill if the acquired intangible asset meets certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that we reclassify the carrying amounts of intangible assets and goodwill based upon the criteria of SFAS 141.

     SFAS 142 requires, among other things, that we no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires us to identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption and to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142 which we have done. The adoption of SFAS 141 and SFAS 142 have not had a material impact on our financial position and results of operations.

     The Company has approximately $0.2 million of goodwill included in its balance sheet at September 30, 2002. Goodwill amortization for the year ended December 31, 2001, was $19,000. Implementation of SFAS 142 by the Company resulted in the elimination of amortization of goodwill for the current and future fiscal years.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143), which amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, is applicable to all companies. SFAS 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. As used in SFAS 143, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. While we are not yet required to adopt SFAS 143, we do not believe the adoption will have a material effect on our financial condition or results of operations.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a business segment. SFAS 144 also eliminates the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of SFAS 144 generally are to be applied prospectively. It is anticipated that the financial impact of SFAS 144 will not have a material effect on the Company.

      In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on the Company's consolidated financial statements. The Company will apply this guidance prospectively.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

(3)  MANAGEMENT'S  RESTRUCTURING  AND  LIQUIDITY

     During the second quarter of 2000, management began to restructure the global operations of the Company. As part of the plan, management was required to downsize the Company based upon current and future projected operating results. Some of the restructuring initiatives taken by management were as follows:

     -  Reduction in the number of consultants
     -  Reduction of administrative personnel
     -  Reduction in office space
     -  Various other cost cutting measures

     Management completed the restructuring of the Company during the third quarter of 2001 and achieved overall profitability in the fourth quarter of 2001 and first quarter of 2002. The Company recorded a loss in the second and third quarters of 2002 due to a decline in revenue and losses related to leases. There can be no assurance that profitability will be achieved in the future.

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

(4)  INCOME  TAXES

     At September 30, 2002, the Company had $3.4 million of deferred tax assets primarily consisting of net operating loss carryforwards ("NOL"). The benefit from utilization of net operating loss carryforwards could be subject to limitations if significant ownership changes occur in the Company. The Company's ability to realize the entire benefit of its deferred tax assets requires that the Company achieve certain future earnings levels prior to the expiration of its NOL carryforwards. The Company has recorded a $7.6 million valuation allowance against deferred tax assets. A increase in the valuation allowance is a $3.3 million was recorded in the third quarter of 2002. The Company believes it will generate sufficient taxable income to realize the remaining deferred tax assets. The Company could be required to record a valuation allowance for a portion or all of its remaining deferred tax assets if market conditions deteriorate and future earnings are below, or projected to be below, its current estimates and management believes it is more likely than not the deferred tax assets will fail to be realized.

(5)  DEBT

Revolving  Line  of  Credit

     The Company has a credit facility from a foreign bank with an available line of approximately $1.1 million (750,000 Great Britain Pounds), collateralized by and based on eligible foreign accounts receivable, secured by a mortgage deed against all the assets of the Europe Division and guaranteed by the Company. At September 30, 2002, the Company had used approximately $1.0 million of the credit facility. The interest rate on this line of credit was 6% at September 30, 2002. The line of credit is available through March 2003, however, the line of credit is due upon demand.

Accounts  Receivable  Financing

     The Company has an agreement with a bank, which provides for financing of eligible U.S. accounts receivable under a purchase and sale agreement. The maximum funds available under the agreement is $5.0 million. The agreement allows for the bank to request repurchase of an account receivable under certain conditions. The bank has never requested repurchase of a U.S. account receivable. At September 30, 2002, the Company had sold no accounts receivable pursuant to this agreement.

(6)     RESTRUCTURING CHARGE

     During the three months ended March 31, 2000, the Company implemented a plan to address the dramatic decline in training and documentation activity for enterprise resource planning implementations. The plan consisted of regional base consolidations and downsizing of billable and non-billable personnel. Charges included the costs of involuntary employee termination benefits, write-down of certain property and equipment and reserves for leasehold abandonment.

     The reduction in workforce consisted of 60 billable consultants and 44 non-billable administrative personnel. Substantially all of the employee terminations were completed during the three months ended March 31, 2000. The Company recognized approximately $1.5 million expense attributable to involuntary employee termination benefits during the three months ended March 31,2000, of which approximately $1.2 million had been paid at December 31, 2000. The remaining $0.3 million in termination pay was paid during 2001.

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

     During the three months ended June 30, 2001, the Company recorded a $0.8 million charge for the abandonment of additional leases. The charge was included in general and administrative costs. During the three months ended June 30, 2002 the Company recorded losses on subleases of $0.2 million, which is included in general and administrative expense. Payments for unutilized leased office space totaling $2.2 million were charged against the reserve during 2000, 2001 and the first nine months ending September 30, 2002. At September 30, 2002, the Company has a remaining accrual of $1.0 million of which $0.6 million is included in long-term liabilities.

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

                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                        SEPTEMBER 30            SEPTEMBER 30
                                      2002        2001        2002        2001
                                   ----------  ----------  ----------  ----------
Net loss. . . . . . . . . . . . .  $  (3,457)  $    (558)  $  (4,119)  $  (5,856)
                                   ----------  ----------  ----------  ----------
Other comprehensive income (loss)        (72)        (69)        118        (284)
Comprehensive loss. . . . . . . .  $  (3,529)  $    (627)  $  (4,001)  $  (6,140)
                                   ==========  ==========  ==========  ==========

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

     The following table summarizes the Company's computation of loss per share for the periods ended September 30, 2002 and 2001 (in thousands, except per share amounts):

                                                            THREE MONTHS ENDED    NINE MONTHS ENDED
                                                               SEPTEMBER 30,        SEPTEMBER 30,
                                                           --------------------  --------------------
                                                              2002      2001       2002       2001
                                                           ---------  ---------  ---------  ---------
Basic loss per share. . . . . . . . . . . . . . . . . . .  $  (0.41)  $  (0.07)  $  (0.49)  $  (0.70)
                                                           =========  =========  =========  =========
Net loss                                                   $ (3,457)  $   (558)  $ (4,119)  $ (5,856)
                                                           =========  =========  =========  =========

Weighted average shares outstanding                           8,419      8,419      8,419      8,419
Computation of diluted earnings per share:
   Common shares issuable under outstanding stock options         -          -          -          -
   Less shares assumed repurchased with proceeds from
   exercise of stock options                                      -          -          -          -
   Adjusted weighted average shares outstanding               8,419      8,419      8,419      8,419
                                                           =========  =========  =========  =========
Diluted loss per share                                     $  (0.41)  $  (0.07)  $  (0.49)  $  (0.70)
                                                           =========  =========  =========  =========

     Approximately 1,480,000 antidilutive options and 3,000,000 antidilutive warrants were excluded from the calculation of diluted earnings per share for the periods ending in 2002. Approximately 1,329,000 antidilutive options and 3,000,000 antidilutive warrants were excluded from the calculation of diluted earnings per share for the periods ending in 2001.

(9)  GEOGRAPHIC FINANCIAL DATA

     Revenue from the Company's operations are presented below by operating divisions (in thousands):

                                                      EUROPE,
                                                    MIDDLE EAST
                                         AMERICAS     & AFRICA     ASIA PACIFIC    TOTAL
                                        ----------  ------------  --------------  --------
THREE MONTHS ENDED SEPTEMBER 30, 2002
    Revenue. . . . . . . . . . . . . .  $   1,433   $      3,656  $         804   $ 5,893
      Operating income (loss). . . . .        (70)           310           (439)     (199)
THREE MONTHS ENDED SEPTEMBER 30, 2001
   Revenue . . . . . . . . . . . . . .  $     810   $      3,699  $       1,334   $ 5,843
      Operating income (loss). . . . .       (434)            57             32      (345)
NINE MONTHS ENDED SEPTEMBER 30, 2002
   Revenue . . . . . . . . . . . . . .  $   3,219   $     11,091  $       3,900   $18,210
   Operating income (loss) . . . . . .       (767)           286           (272)     (753)
   Total assets. . . . . . . . . . . .      3,713          6,438          2,516    12,667
NINE MONTHS ENDED SEPTEMBER 30, 2001
   Revenue . . . . . . . . . . . . . .  $   4,462   $     13,089  $       4,435   $21,986
   Operating income (loss) . . . . . .     (3,721)           678             76    (2,967)
   Total assets. . . . . . . . . . . .      6,709          7,685          3,120    17,514

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

CRITICAL  ACCOUNTING  POLICIES

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

     For the years ended December 31, 1999, 2000 and 2001, the Company incurred losses before income taxes of $11.3, $20.6 and $3.2 million, respectively. The Company incurred a loss before income taxes of $0.9 million for the nine months ended Septemeber 30, 2002. During the above periods, the Company generated net operating loss carryforwards for tax reporting purposes of approximately $32.1 million recording $11.0 million of deferred tax assets of which the Company has recorded a valuation allowance of approximately $7.6 million resulting in $3.4 million of deferred tax assets net of the allowance based upon managements estimate of future taxable income in the United States, against the deferred tax asset generated from the net operating loss carryforwards.

There can be no assurance that management's restructuring plan in the United States will yield sufficient future taxable income necessary to utilize the net operating loss carryforwards recorded as a deferred tax asset by the Company. The ultimate realization of the deferred tax asset is dependent upon management's ability to grow the revenues of the Company in the United States, adhere to the cost saving measures put in place during the restructuring and generate sufficient future taxable income. Any future decline, if any, in the demand for the Company's services or the Company's inability to return to profitability in the United States will result in the Company being required to increase the valuation allowance against the deferred tax asset which would adversely affect the Company's financial position and operating results.

Long-lived  Assets

     Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets which considers the discounted future net cash flows. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal.

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

Property  and  Equipment

     Property and equipment are stated at cost. Expenditures for substantial renewals and betterments are capitalized, while repairs and maintenance are charged to expense as incurred. Assets are depreciated or amortized using the straight-line method for financial reporting purposes and accelerated methods for tax purposes over their estimated useful lives. Computer equipment is depreciated over a useful life of three to five years. Furniture is depreciated over a seven year useful life. Leasehold improvements are amortized over the term of the lease. In 1999 the Company capitalized $3.3 million in implementation costs related to the Company's primary information system. Purchased software and internal software development costs related to the Company's primary information system are amortized over a seven year period. Gains or losses from disposals of property and equipment are reflected in other expense.

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

     Revenue. Revenue increased by $0.1 million, or 0.9%, from $5.8 million in the third quarter of 2001 to $5.9 million in the third quarter of 2002, reflecting an increase in America and decreases in Asia. Product sales increased from $0.1 million in 2001 to $0.3 million in 2002. Revenue from the Americas Division increased by 76.9% from $0.8 million to $1.4 million; revenue from the EMEA Division remained at $3.7 million; and revenue from the Asia Pacific Division decreased by 39.7% from $1.3 million to $0.8 million. The Company ended the third quarter with 241 total employees, down from 268 employees at the end of the same period of the prior year. Billable employees total 186 at September 30, 2002 compared to 209 at September 30, 2001. Revenue for the third quarter of 2002 was 8.7% greater than revenue in the second quarter of 2002 due to project delays in the second quarter of 2002. The Company expects revenue to decline in the fourth quarter of 2002 but expects improvement in the first quarter of 2003.

     Gross profit. Gross profit decreased by $32,000, or 1.3%, totaling $2.5 million in the third quarter of 2001 and the third quarter of 2002 and decreased as a percent of revenue from 43.0% in the third quarter of 2001 to 42.1% in the third quarter of 2002. The decrease in the gross profit margin percentage is primarily attributable to decreased project and product margins offset partially by improved staff utilization.

     Selling and marketing expense. Selling and marketing expense for the third quarter of 2002 and 2001 was $0.6 million reflecting 22 sales and marketing personnel in 2002 and 23 sales and marketing personnel in 2001.

     Development expense. Development expense increased $12,000, or 42.9%, from $28,000 in the third quarter of 2001 to $40,000 in the third quarter of 2002. Development expense includes two persons responsible for the creation of tools and methodology used by consultants at client projects.

     General and administrative expense. General and administrative expense decreased by $0.2 million, or 8.9%, from $2.2 million in the third quarter of 2001 to $2.0 million in the third quarter of 2002 The reduction in general and administrative expense was largely due to depreciation expense which decreased from $0.6 million in the third quarter of 2001 to $0.3 million in the third quarter of 2002.

     Operating loss. Operating loss decreased by $0.1 million from a loss of $0.3 million in the third quarter of 2001 to an operating loss of $0.2 million in the third quarter of 2002. The decreased operating loss resulted from a decline in depreciation. The operating loss decreased compared to a $0.9 million operating loss in the second quarter of 2002.

     Provision (benefit) for income taxes. The tax rate was increased due to the Company's decision not to record further tax benefits from losses in America beginning in the second quarter of 2001 and the decision to provide an additional $3.3 million valuation allowance against previously recorded deferred tax assets. The decision was based upon a continued slow market for the Company's services in America and incremental expenses the Company believes will be needed to reach continued profitability. Tax expense or benefit is recorded on taxable income of Europe and Asia at approximately 30%.

     At September 30, 2002, the Company had $3.4 million of deferred tax assets primarily consisting of net operating loss carryforwards. The benefit from utilization of net operating loss carryforwards could be subject to limitations if significant ownership changes occur in the Company. The Company's ability to realize the entire benefit of its deferred tax assets requires that the Company achieve certain future earnings levels prior to the expiration of its NOL carryforwards. At September 30, 2002, the Company has recorded a $7.6 million valuation allowance against deferred tax assets. The Company believes it will generate sufficient taxable income to realize the remaining deferred tax assets. The Company could be required to record a valuation allowance for a portion or all of its remaining deferred tax assets if market conditions deteriorate and future earnings are below, or are projected to be below, its current estimates and management believes it is more likely than not the deferred tax assets will fail to be realized.

     Net loss. The Company's net loss increased by $2.9 million from a $0.6 million loss in the third quarter of 2001 to a net loss of $3.5 million in the third quarter of 2002 largely due to the decision to record an additional valuation allowance against deferred tax assets offset partially by reduced expenses. Loss per share increased from a loss of $0.07 in the third quarter of 2001 to a loss per share of $0.41 in the third quarter of 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

     Revenue. Revenue decreased by $3.8 million, or 17.2%, from $22.0 million for the nine months ended September 30, 2001 to $18.2 million for the nine months ended September 30, 2002, reflecting decreases in all divisions. Product sales increased from $0.8 million in 2001 to $1.1 million in 2002. Revenue from the Americas Division decreased by 27.9% from $4.5 million to $3.2 million; revenue from the EMEA Division decreased by 15.3% from $13.1 million to $11.1 million; and revenue from the Asia Pacific Division decreased by 12.1% from $4.4 million to $3.9 million. The Company ended the nine months with 241 total employees, down from 268 employees at the end of the same period of the prior year. Billable headcount has decreased to 186 at September 30, 2002 compared to 209 at September 30, 2001.

     Gross profit. Gross profit decreased by $1.5 million, or 16.2%, from $9.1 million for the nine months ended September 30, 2001 to $7.6 million for the nine months ended September 30, 2002 and increased as a percent of revenue from 41.3% in 2001 to 41.8% in 2002. The increase in the gross profit margin percentage is primarily attributable to modest increases in staff utilization offset partially by a modest decline in project margin and margin on product sales.

     Selling and marketing expense. Selling and marketing expense decreased $0.9 million or 32.2%, from $2.7 million for the nine months ended September 30, 2001 to $1.8 million for the same period of 2002. The decrease is the result of reduced personnel costs, recruiting fees and a reduced expenditure for outside marketing professional fees and reduced commissions. Sales and marketing personnel total 22 at September 30, 2002 compared to 23 at September 2001.

     Development expense. Development expense decreased $0.6 million, or 81.7%, from $0.7 million for the nine months ended September 30, 2001 to $0.1 million for the same period of 2002. The decrease resulted primarily from reduction of personnel from 7 in 2001 to 2 in 2002 and reduced spending on development of a learning management system which was completed in 2001.

     General and administrative expense. General and administrative expense decreased by $2.2 million, or 26.3%, from $8.7 million for the nine months ended September 30, 2001 to $6.5 million for the same period in 2002. The decrease in expense is due primarily to a reduction in personnel, facilities, professional fees and depreciation. General and administrative personnel total 30 at the end of nine months ended September 30, 2002 compared to 35 at the end of the
same  period  of  2001.   Depreciation  expense  included  in  general  and
administrative  costs  decreased  from  $1.8  million  in  the nine months ended
September 30, 2001 to $1.4 million for the same period of 2002. The third quarter of 2002 included a $0.2 million increase for a change in estimated life. Expenses for the first 9 months of 2001 included $0.6 million in charges for the termination of leases offset by the reversal of employee related reserves totaling $0.5 million.

     Operating loss. Operating loss decreased by $2.2 million from a loss of $3.0 million for the nine months ended September 30, 2001 to an operating loss of $0.8 million for the same period of 2002. The decreased operating loss resulted from a decline in operating expenses in excess of the decline in revenue.

     Provision (benefit) for income taxes. The tax rate was increased due to the Company's decision not to record further tax benefits from losses in America beginning in the second quarter of 2001 and the decision to provide an additional $3.3 million valuation allowance against previously recorded deferred tax assets. The decision was based upon a continued slow market for the Company's services in America and incremental expenses the company believes will be needed to reach continued profitability. Tax expense or benefit is recorded on taxable income of Europe and Asia at approximately 30%.

     At September 30, 2002, the Company had $3.4 million of deferred tax assets primarily consisting of net operating loss carryforwards. The benefit from utilization of net operating loss carryforwards could be subject to limitations if significant ownership changes occur in the Company. The Company's ability to realize the entire benefit of its deferred tax assets requires that the Company achieve certain future earnings levels prior to the expiration of its NOL carryforwards. At September 30, 2002, the Company has recorded a $7.6 million valuation allowance against deferred tax assets. The Company believes it will generate sufficient taxable income to realize the remaining deferred tax assets. The Company could be required to record a valuation allowance for a portion or all of its remaining deferred tax assets if market conditions deteriorate and future earnings are below, or are projected to be below, its current estimates and management believes it is more likely than not the deferred tax assets will fail to be realized.

     Net loss. The Company's net loss decreased by $1.8 million from a $5.9 million loss for the nine months ended September 30, 2001 to a net loss of $4.1 million for the same period in 2002 largely due to expense reductions offset partially by a decline in revenue. Loss per share decreased from a loss of $0.70 for the nine months ended September 30, 2001 to a loss per share of $0.49 for the same period of 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Since its inception, the Company has historically financed its operations and growth with cash flows from the sale of common stock, operations, short-term borrowings under revolving line of credit arrangements and receivables-based financing.

     The Company's cash and cash equivalents were $0.5 million at September 30, 2002, compared to $0.4 million at December 31, 2001. The Company's working capital deficit was $0.8 million at September 30, 2002 and $0.7 million at December 31, 2001.

     The Company's operating activities provided cash of $ 37,000 for the nine months ended September 30, 2002, compared to a $1.5 million use of cash for the same period in 2001. The increase in cash provided by operations resulted primarily from decreased operating losses and a decrease in accounts receivable, offset partially by a decrease in accounts payable and an increase in valuation allowances for deferred taxes.

     Investing activities used $7,000 in cash in the nine months ended September 30, 2002, compared to cash provided of $0.2 million for the nine months in 2001 as the company liquidated unneeded and older equipment. The Company anticipates the need to lease or acquire small amounts of computer equipment throughout 2002 and 2003.

     Financing activities used cash of $0.1 million for the nine months ended September 30, 2002 to pay down its line of credit compared to $0.9 million cash provided by using the line of credit during the nine months ended September 30, 2001.

     The Company has a revolving line of credit from a foreign bank with a maximum line of credit of approximately $1.1 million based on eligible foreign accounts receivable. At September 30, 2002, the Company had borrowed $1.0 million against this line.

     The Company has an agreement with a bank, which provides for financing of eligible U.S. accounts receivable under a purchase and sale agreement. The maximum funds available under this agreement is $5.0 million. At September 30, 2002, the Company had sold no receivables pursuant to this agreement.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company from time to time holds short-term investments which consist of variable rate municipal debt instruments. The Company uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in market interest rates may have on the fair value of the Company's investments. At September 30, 2002, the Company did not hold any short-term investments.

     Currency exchange rate fluctuations between the U.S. dollar and the Euro, British pound, Canadian dollar, Singapore dollar, and the Australian dollar have an impact on revenue and expenses of the Company's international operations. Dramatic fluctuations could have a negative affect upon the Company's financial condition.


ITEM  4.  CONTROLS  AND  PROCEDURES

(a) Evaluation of disclosure controls and procedures - The Corporation's Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Corporation's disclosure controls and procedures [as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act)] as of a date within ninety days before the filing date of this quarterly report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective, providing them with material information relating to the Corporation as required to be disclosed in the reports the Corporation files or submits under the Exchange Act on a timely basis.

(b) Changes in internal controls - There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect the Corporation's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Corporation's internal controls.

                            DA CONSULTING GROUP, INC.

                            PART II-OTHER INFORMATION


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  The  following  exhibits  are  included  in  this  form  10-Q:

          99.1 Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          99.2 Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          99.3 Chief Executive Officer Certification pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.4 Chief Financial Officer Certification pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports  on  Form  8-K

          None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DA  CONSULTING  GROUP,  INC.
                                        (Registrant)

Dated:   October 30, 2002               By:     /s/ Virginia L. Pierpont
                                           ------------------------------------
                                                  Virginia L. Pierpont
                                                     President and
                                                Chief Executive Officer

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