Form 10-K
period 2002-12-31
DA CONSULTING GROUP INC
filed 2003-03-31
CIK 1051209

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
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

                                 Title of Class:
                                 ---------------
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) [ ].

     Aggregate market value of voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold as reported by the NASDAQ National Market as of June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter: $1,597,942.

Number of shares of common stock, no par value, outstanding as of March 28, 2003: 8,418,604.


================================================================================

                                      DA CONSULTING GROUP, INC.
                                              FORM 10-K

                                          TABLE OF CONTENTS

                                               PART I
Item 1.     Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
Item 2.     Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14
Item 3.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14
Item 4.     Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . .   15

                                              PART II
Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters. . . . . .   15
Item 6.     Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations  17
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . .   25
Item 8.     Financial Statements and Supplementary Data. . . . . . . . . . . . . . . . . . . . .   25
Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure   25

                                             PART III
Item 10.    Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . .   25
Item 11.    Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   26
Item 12.    Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . .   29
Item 13.    Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . .   31
Item 14.    Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   31
PART IV
Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . . . . .   32

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   34

                                     PART I

ITEM  1.  BUSINESS

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

     DACG is continuing its work with Customer Relationship Management systems, in particular, Siebel, Vantive and SAP. The Company also does significant work in the Public Sector.

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

     Most of DACG's current revenue is earned in upgrades to ERP systems and new implementations of CRM systems. There is also steady growth in the sale of DACG's proprietary EPSS (electronic performance support systems) and computer based training systems.

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

     DACG will continue its efforts to grow a strong and healthy business offering its core expertise to the Global 2000. It will continue to be the leader in its niche by respecting and nurturing relationships with its clients. New developments and new markets will be pursued if they are a natural extension of our core skills and offer a good return on investment. DACG management will focus on cash profits as a measure of its success as custodian of the business, and will at all times protect the interests of both the shareholders and the stakeholders in the Company.

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

     Since 1984 , DACG has provided services to more than 720 of the global Fortune 2000 companies. DACG's strategy is to continue to develop these relationships, particularly as they seek to become continuous learning organizations. Relationships with these companies have been an important source of business leads and referrals. During 2002, approximately 76% of DACG's business came from previous or existing customers. The Company believes that its brand recognition and reputation are important assets in its market and differentiate it from its e-Learning competitors.

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

     DACG reviews the procedures and tasks that client employees will need to learn once the new system is in place and incorporates them into the end-user support.

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

     DACG offers both synchronous and asynchronous capabilities for computer-based distance learning. Using Symposium software from Centra Software, Inc., DACG provides synchronous distance learning, where many students can follow a single event. DACG provides asynchronous distance learning through custom courses that allow students to work independently and at their own pace. Both of these methods are used by companies with remote user audiences and require only basic information technology infrastructures because they involve distributing content by wide area networks (WAN), corporate intranets, and audio conferencing technology. Typically a client implementing an ERP system or another new business technology will have the required infrastructure already in place. E-Learning is effective in situations where travel, time away from work and cost are important.

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

     DACG consultants work with each client to assess ongoing documentation and performance support needs of the particular audience of end users. Using DA Foundation as a resource, the Company develops support content, creating clearly defined policies, processes, and procedures which the end user will follow in the future in conjunction with the new technology.

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

CLIENTS  AND  REPRESENTATIVE  ENGAGEMENTS

     The Company provides custom support solutions around the world to large and mid-sized companies, many of which have information intensive, multinational operations. The Company has provided services to more than 720 clients, including many of the world's leading corporations in a broad range of industries, including oil and gas, information technology, pharmaceutical, chemicals, utilities, telecommunications, consumer products, and manufacturing.

     The Company's ten largest clients, in the aggregate, accounted for approximately 55% , 61% and 59% of its billed hour revenue in 2000, 2001 and 2002, respectively. One client accounted for approximately 18% and 12% of the Company's revenue in 2001 and 2002, respectively. The possible loss of the Company's largest customer, Unilever, would have a significant impact upon the Company. The following is a selection of DACG's 2002 clients and representative engagements.

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

Airservices Australia

     Airservices Australia is a government-owned commercial authority responsible for the provision of safe and environmentally sound air traffic management, and related services, to the aviation industry in the Australian Flight Information Region. The Australian Flight Information Region includes Australia's sovereign airspace as well as international airspace over the Pacific and Indian oceans, encompassing approximately 11 percent of the world's airspace. Airservices Australia provides air traffic management and related services such as, in route and terminal air traffic services; aeronautical data services, tower services, aviation rescue and fire fighting services, design and management of airspace usage; and the management of the Australian national air navigation infrastructure. Airservices Australia provides services to over three million aircraft movements annually at 600 sites around Australia.

     Airservices Australia is undergoing an SAP implementation in Canberra and Brisbane focusing on essential business components which include, procurement and billing; rostering and payroll; asset management and maintenance; customer relationship management; and executive information systems. Included in the project will be the enhancement of the core SAP R/3 implementation with four key SAP Extended Enterprise Solutions to include Strategic Enterprise Management, Business Warehouse, Enterprise Buyer Professional and SAP Portals.

     DACG was selected to implement a comprehensive Change Management and Learning solution. Phase I: Planning and Strategy of Change Management has been completed with a focus turning toward Phase II: Transition of Management activities. These include change sponsor and change agent management and development, communications, and regular change readiness assessment. The Learning solution is powered by DACG's Learning Centre, a portal to all the training and support materials required by Airservices Australia. The objective is to complete a blended learning solution, incorporating SAPTutor and traditional instructor-led materials.

Chubb  PLC

     Chubb is a leading worldwide security services provider, differentiated from its international competitors by the breadth of its security services offering and its ability to integrate these services for the benefit of its customers. These services include electronic access control, intrusion detection, CCTV, fire detection and suppression systems, alarm monitoring, emergency response and security personnel services. The Chubb brand has provided security applications for 184 years. The company has over 49,000 employees and two million customers around the world, with leading market position on four continents.

     Chubb is currently implementing the Atlas Program, a global business solution using PeopleSoft. Upon completion this solution will impact up to 49,000 employees in more than 11 countries over the next two to three years.

     DACG has been chosen to manage and provide a comprehensive Learning and Performance solution for the Atlas Program. The solution includes a combination of e-learning lessons, OnDemand Personal Navigator system simulations and more traditional instructor-led materials. These components are then integrated using the DA Learning Centre, DACG's learning and performance support portal.

RMC  Group  p.l.c.

     RMC Group p.l.c. is one of the world's leading producers of building materials with operations in 27 countries and a global turnover in excess of 5 billion. Established in 1930, the company employs over 31,000 people worldwide, 8,000 of whom work in RMC's four core businesses in the UK producing ready mixed concrete, cement, aggregates and concrete products.

     In order to combat increasing competition within the marketplace, RMC decided it needed to undertake a major change to its UK business. This meant reducing its cost base by becoming more efficient, and increasing revenue by improving its business practices and streamlining processes. RMC decided to implement SAP 4.6 and required a comprehensive training programme to ensure that employees at all levels - across 400 UK locations - would be able to make the most of the IT investment.

     The program involved the training in two of the company's divisions Readymix and Aggregates as well as the new Shared Service Centre. DACG employed a variety of training methods, including computer-based training and instructor-led classroom training. One of the most important elements of the computer-based training was the introduction of a Learning Gateway, RMC's version of DACG's proprietary DA Learning Centre(TM) which features full details of all training courses, course codes and training materials that were specifically developed for the RMC project. This information can be easily accessed by staff wherever they are located, and was vital if the tight timescales were to be met, with minimal disruption to the business. This, together with a planned series of classroom-based courses, formed part of a 'blended approach', which, for many users, included basic training on IT systems so they could be competent and confident. Additional elements for post-go-live support included face-to-face coaching or floor-walking, coaching and monitoring to ensure a comprehensive result. By the end of the project, DACG's consultants provided 7,217 delegate training days in four waves, each of four weeks.

Alstom

     ALSTOM's Lincoln-based Gas Turbine business (part of ALSTOM, the global specialist in energy and transport infrastructure) manufactures a range of Gas Turbines and focuses on the operational efficiency and quality of power generation systems; continually strengthening it's position in the gas turbine market by producing new and more competitive products.

     SAP was implemented consolidating over 400 disparate IT systems across the business with a single integrated ERP system enabling faster access to better quality information while adopting a common information system. Sharing best practice will also deliver better cost-control and visibility at the same time as supporting profitable growth for the company.

     A blended training approach has been achieved via a mixture of traditional instructor led training and facilitated courses using simulated training exercises all accessible for post-training support 24-hours a day, 365 days a year through ALSTOM's customised web portal, the DACG Learning Centre. 54 training courses have been developed and over 500 simulation lessons have been created (plus additional training support items - helpcards). Training attendance figures are averaging at 95% and quality of instructional delivery is scoring an average of 90%. The Learning Centre has proved an easy and intuitive tool, which has been well accepted by the end-user audience.

24seven  Utility  Services  Limited

     24seven Utility Services Limited is a 300m utility network operator, serving 5.3 million homes and businesses in South East and East Anglia - that's about one in four of the UK's population. Since January 2002, the company has been a wholly owned subsidiary of LE Group, a part of the giant international utility, EDF. At its inception in April 2000, the company inherited a number of legacy systems. The company's growth aspirations, coupled with its commitment to efficiency, led to a decision to implement SAP.

     DACG was selected as 24seven's Training and End User Support partner for the SAP implementation and worked closely with the 24seven project team to develop a full suite of Reference Based Training materials to cover the SAP modules of Work Management, Projects, Finance, Controlling, Purchasing and Inventory Management. These materials were supported by the creation of customised STT (Simulation Training Tool) simulation lessons, which provide a safe and realistic learning environment for the new users. The training and support materials were made available to all users via DACG's Learning Centre(TM), which was specifically customised for 24seven. The final piece in the support puzzle was DA Passport(TM), DACG's proprietary Electronic Performance Support System (EPSS) which provides a context-sensitive link to a 24seven customised on-line help system for all users from within their SAP transactions.

     24seven chose 25 employees from across the business areas as Local Champions to deliver training for each project. Each successfully completed a Train the Trainer course from the DA DiplomA certification programme and was subsequently trained on the relevant SAP functionality by DACG. They then delivered the courses themselves. Several months later, DACG returned to the site to perform a User Performance Gap Analysis, using their post go-live analysis methodology DA Snapshot. The findings of the DA Snapshot report prompted 24seven to engage DACG to carry out a refresher and ongoing support and change communications programme. Training feedback evaluations revealed that 92% of the participants now feel much better prepared to do their SAP tasks.

     The following is a sample list of clients that the Company provided services for during 2002:

24seven Utility Services                 Edeka                            Novartis
Abbott Laboratories                      Georgia Pacific                  Ortho-Clinical Diagnostics
Agriculture Fisheries & Forestry (AFFA)  GlaxoSmithKline                  PaperlinX
Airservices Australia                    Guinness                         Pfizer Canada
Alstom                                   Hampshire County Council         PWC Consulting
Australian Defence Organisation          Infineum                         RMC Limited
BBC                                      Jacobs Bakery Ltd.               Robert Bosch Australia
BHP Billiton                             KPMG                             Royal & Sun Alliance
BNFL                                     Karstadt                         STN Atlas
Basell International                     Kuwait Petroleum                 Schneider Electric
Castle Cement                            Linde Gase                       Schneider Foods
Centrelink                               Linfox                           Sydney Ports
Christian Dior                           NSW Dept. of Community Services  Toyota Australia
Chubb PLC                                NSW Dept. of Transport           UDV Diageo
Citibank                                 NSW Roads & Traffic Authority    UK College of Environment & Transport
Damovo                                   Newmont                          Unilever
Diageo

COMPANY  ORGANIZATION  AND  PROJECT  MANAGEMENT  METHODOLOGY

Organization

     The Company has three principal operating divisions: the Americas, which includes the USA and Canada; Europe, which includes the UK, France and Germany as well as mobile services provided in other European countries; and Asia Pacific, which includes operations in Australia and mobile services provided in Asia.

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

     Prototype and  When  the  strategies  are  approved,  DACG  designs,
     Designs deliverables and establishes appropriate development strategies. The client must approve the strategic program design.

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

     The Company's direct sales efforts are the responsibility of 23 full-time sales and marketing personnel, most of whom have either a local or regional territory. The sales personnel generate leads from several sources, including referrals from the Company's existing clients and from attendance at industry trade shows. The Company also uses Internet-based marketing, tele-marketing, direct mail, corporate presentations, joint marketing events, and networking through regional business communities to generate potential sources for new business. In 2003, the Company plans to focus its marketing on the ERP, CRM and e-Learning marketplaces.

     The Company maintains partnerships with integrators and providers of tools for use in documentation and training such as Global Knowledge, X-ayce InterWise, X-Help and Axon. The Company develops and delivers to potential clients proposals in collaboration with Strategic Alliance Partners, including proposals covering software applications, software implementation services, and end-user support solutions.

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

RECRUITING  AND  PROFESSIONAL  DEVELOPMENT

     As of February 28, 2003, DACG's personnel consisted of 159 billable employees, 23 sales and marketing personnel, 2 development staff and 28 administrative employees. The Company believes that its success depends on its ability to attract, retain, and motivate talented, creative, and professional employees at all levels. For core business, the Company seeks to hire personnel with prior consulting experience in end-user education programs, education professionals with a background in information technology, and information technology professionals with education or communication program experience. Strong project management, analytical and communications skills and international experience are also considered. Recruiting is coordinated Company-wide through the Company's human resources department.

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

RESEARCH  AND  DEVELOPMENT

     DACG established a research and development department in 1995 to support and maintain its end-user support content and consulting methodologies. During 2000 the primary focus of this department was the development of Dynamic IQ, a virtual learning environment with complementary consulting services and ongoing maintenance of DA Passport, DA Foundation, the Company's proprietary toolset used for rapid deployment of end-user support solutions. During 2001 and 2002 the primary focus was on the modification of tools to work with a broader range of software.

     The Company's research and development department continually applies technology developments to the Company's content and tools. As technology advances, DACG has kept pace, expanding its deliverables from traditional hard copy materials and instructor led training to include on-line documentation, multimedia training, employee performance support systems, e-learning and web-based education and performance support solutions. The Company will maintain its commitment to innovative and collaborative research and development and anticipates a broadening of this function through partnering. Development expense was $3.7 million, $0.7 million and $0.2 million for the fiscal years 2000, 2001 and 2002, respectively.

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

INTELLECTUAL PROPERTY AND OTHER PROPERTY RIGHTS

     The Company relies upon a combination of nondisclosure and other contractual arrangements and trade secret laws to protect its proprietary rights. The Company generally enters into confidentiality agreements with its key employees and clients, thereby seeking to limit distribution of proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use of and take appropriate steps to enforce its intellectual property rights. Software developed and other materials prepared by the Company in connection with client engagements are usually assigned to the Company's clients following the termination of the engagement. The Company retains the right to use the general know-how developed by the Company in the course of the engagement, and this accumulated knowledge is the basis for the DA Foundation. The Company also retains all rights to certain of its proprietary methodologies and software (such as DA Passport(TM) and computer-bas ed training software), the benefit of which the Company provides to the client by royalty-free license.

     Dynamic IQ, DA Foundation(R), DA Team Teach(R) and DA Consulting Group(R) are registered trademarks and/or service marks of the Company. The Company also claims common law trademark rights in DACG and design, the globe and temple logo, Fast Implementation Toolkit(TM), Fast Implementation Toolset(TM), DA Cornerstone(TM), and DA Passport(TM), for each of which the Company has filed an application for registration in the United States Patent and Trademark Office. Furthermore, the Company claims common law trademark rights in DACG(TM), DA FIT/Fast Implementation Toolkit(TM), FastED(TM), DA ASK(TM), DA Quickweb(TM), DA Learning Centre, DA Learning Center, DA Reporter and the slogan mark "Solutions for People and Technology"(TM), but as to these has decided at present not to file applications for trademark registration. The Company holds no patents. The Company has registered the copyright in the computer programs titled "DA Basic Skills Training for SAP R/3" and "DA Basic Skills Training for SAP R/3 v2.0 US." The Company also claims the copyright in numerous other works and may elect to register such copyrights on a case-by-case basis.

RISK  FACTORS

History of losses

     The Company has incurred losses before income tax totaling approximately $20.6, $3.2, and $1.6 million during 2000, 2001 and 2002, respectively. The Company began a restructuring process in 2000, which was completed during 2001. There can be no assurance that overall profits will be achieved in the future as a result of this process. Thus, the Company may be required to record additional charges to decrease the carrying value of the deferred tax asset.

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

     The shares of our stock were previously listed on The NASDAQ National Market (the "National Market"). We received notification from Nasdaq on August 23, 2002 (the "Nasdaq Notification") that our common stock would be delisted from the National Market because we did not comply with Nasdaq's minimum bid price requirements. Specifically, we did not comply with NASD Marketplace Rule 4450(a)(5) when the bid price of our common stock closed at less than $1.00 per share for 30 consecutive trading days.

     Nasdaq approved the transfer of our common stock to the SmallCap Market effective September 2002. As does the National Market, the SmallCap Market requires listed companies to have a minimum closing bid price of $1.00 per share. As such, we have been afforded a grace period to evidence compliance with the $1.00 minimum closing bid price requirement. Subsequent correspondence from Nasdaq following the Nasdaq Notification provided us until June 3, 2003 to achieve compliance with the bid price requirement. This subsequent correspondence made reference to proposed revisions to Marketplace Rule 4310 providing that SmallCap issuers that satisfy one of several minimum requirements would be granted at least one additional 180-day grace period to satisfy the minimum bid requirements. Nasdaq has since adopted these revisions to Marketplace Rule 4310 and, as a result of this adoption, the grace period may (but not necessarily will) be extended past the specified June 3, 2003 date. If so extended, it is unclear how much of an extension we would receive.

     If during the grace period, the closing bid price of our common stock is $1.00 per share or more for 10 consecutive trading days, we will have regained compliance with Nasdaq's minimum bid price requirements and may also be eligible to transfer our common stock back to the Nasdaq National Market, provided that we have maintained compliance with other continued listing requirements on that market. If during the grace period, the closing bid price of our common stock remains below $1.00, we will be deemed to be out of compliance with the Nasdaq requirements and will have to explore certain avenues, including a potential reverse stock split, to increase our stock price above $1.00 and thus regain compliance. There can be no assurance that we will be able to maintain our Nasdaq listing beyond June 3, 2003 or in the future.

     Our failure to meet Nasdaq's maintenance criteria may result in the delisting of our common stock from Nasdaq. In such event, trading, if any, in our common stock may then continue to be conducted in the non-Nasdaq over-the-counter market in what are commonly referred to as the electronic bulletin board and the 'pink sheets'. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock. Additionally, delisting of our common stock would also make it more difficult for us to raise additional capital. We would also incur additional costs under state blue-sky laws to sell equity if we are delisted.

We may continue to experience increased competition from competitors with greater resources than ours, from potential clients performing services "in house" and from suppliers delivering a complete package to their customers.

     The information technology services industry is highly competitive. It is served by many national, regional and local companies, including full service agencies and specialized temporary service agencies. It has limited barriers to entry, in part due to rapidly changing technologies. Our primary competitors come from a variety of market segments, including large systems consulting and implementation firms and large general management consulting firms. Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition. Such advantages may enable these competitors to attract more clients and provide faster service at less cost. In addition, our potential clients have increasingly decided to dedicate sufficient internal resources to performing the services that we provide "in house", particularly where these resources represent a fixed cost to the client. We are also increasingly finding that software licensors are implementing their own software packages, as well as educating their customers' employees in how to use them. Such competition may impose additional pricing pressures. We expect that the level of competition will remain high in the future. Increased competition could have a material adverse effect on our ability to profitably operate our business.

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

     Certain of our projects are undertaken on a fixed bid basis, pursuant to which we charge our clients a flat rate for our services, or on a not-to-exceed basis, pursuant to which we limit the maximum fee that we will charge our client. For the year ended December 31, 2002, we realized the majority of our revenue from fixed-bid or not-to-exceed projects. Were we to fail to adequately estimate the actual cost to us of completing a project under the guaranteed not-to-exceed or fixed fee price set forth in certain of our contracts, or were we to fail to efficiently manage these projects after entering into the not-to-exceed or fixed fee contract, we could become exposed to unrecoverable budget overruns, which could materially adversely affect our profitability. Additionally, client engagements are generally terminable with little or no notice or penalty, and our failure to meet a client's expectations could damage our relationship with that client and cause the client to terminate our engagement. A client's unanticipated decision to terminate or postpone a project may result in higher than expected numbers of unassigned professionals or severance costs, which could materially adversely affect our results of operations.

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

     We currently have international operations in Singapore, Australia, England, France, Germany and Canada. As of December 31, 2002, 83% of our revenue resulted from our international operations. The successful operation of such geographically dispersed offices requires considerable management and financial resources and results in significant ongoing expense. International operations and the provision of services in foreign markets are subject to risks involving trade barriers, exchange controls, national and regional labor strikes, civil disturbances and war, and increases in duties, taxes, and governmental royalties, multiple and possibly overlapping tax structures, as well as changes in laws and policies governing operations of foreign-based companies. We may also experience difficulties relating to the global administration of our business. Any of such factors may have a material adverse effect on the Company.

ITEM  2.  PROPERTIES

     Recognizing the global nature of the information technology market and the importance of being able to serve multi-national clients, the Company has built a substantial international presence and provides services in North America, Europe and Asia-Pacific. The Company has offices in the U.S., Canada, United Kingdom, France, Germany and Australia. The Company's headquarters is at 5847 San Felipe, Suite 1100, Houston, Texas. This lease expires in July 2004. The Company also maintains foreign offices in Toronto, London, Paris, Melbourne, Sydney, Essen and Canberra. The Company has operations in Dallas, Chicago, Philadelphia, Boston and New York, but does not maintain a physical office. Each operation is located near one or more significant clients of the Company, and the physical facilities have terms that will expire between one and five years (exclusive of renewal options exercisable by the Company). All of the Company's operations are electronically linked together and have access to all of the Company's capabilities and core consulting tools. From time to time, the Company uses office space provided at client sites to facilitate performance of its services and maximize client contact. Where the Company operates in areas without an established office, operations are handled on a mobile basis with corporate support being delivered from one of its regional centers in Houston, London or Sydney. The Company believes its current facilities are adequate for its needs.

ITEM  3.  LEGAL  PROCEEDINGS

     From time to time, the Company is a party to routine litigation in the ordinary course of business. The Company does not believe that such litigation will have a material impact on the financial statements.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     At the Company's Annual Meeting of Shareholders held on November 20, 2002, the shareholders of the Company voted on the following matter:

     Approval for the election of two Class A Directors, Nigel W.E. Curlet and Gunther E.A. Fritze.

     The voting results were as follows:

                          Votes For     Votes Abstained
                          ---------     ---------------
                          7,310,665     231,562


                                     PART II

ITEM  5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
          STOCKHOLDER  MATTERS

     The Company's common stock has traded under the symbol "DACG" on The NASDAQ SmallCap Market (the "SmallCap Market") since September 2002, and on The NASDAQ National Market (the "National Market") from April, 1998 until September 2002. The following table sets forth, for each quarterly period indicated, the high and low closing sale price for the common stock as reported by the National Market and the SmallCap Market (as the case may be).

2001         High    Low
-----------  -----  -----
1st  Quarter  $1.63  $0.66
2nd  Quarter   1.80   1.25
3rd  Quarter   1.60   0.31
4th  Quarter   0.35   0.14

2002
-----------  -----  -----
1st  Quarter  $0.93  $0.24
2nd  Quarter   1.25   0.40
3rd  Quarter   0.44   0.16
4th  Quarter   0.36   0.09

     We received notification from Nasdaq on [August 23], 2002 (the "Nasdaq Notification") that our common stock would be delisted from the National Market because we did not comply with Nasdaq's minimum bid price requirements. Specifically, we did not comply with NASD Marketplace Rule 4450(a)(5) when the bid price of our common stock closed at less than $1.00 per share for 30 consecutive trading days.

     Nasdaq approved the transfer of our common stock to the SmallCap Market effective September 2002. As does the National Market, the SmallCap Market requires listed companies to have a minimum closing bid price of $1.00 per share. As such, we have been afforded a grace period to evidence compliance with the $1.00 minimum closing bid price requirement. Subsequent correspondence from Nasdaq following the Nasdaq Notification provided us until June 3, 2003 to achieve compliance with the bid price requirement. This subsequent correspondence made reference to proposed revisions to Marketplace Rule 4310 providing that SmallCap issuers that satisfy one of several minimum requirements would be granted at least one additional 180-day grace period to satisfy the minimum bid requirements. Nasdaq has since adopted these revisions to Marketplace Rule 4310 and, as a result of this adoption, the grace period may (but not necessarily will) be extended past the specified June 3, 2003 date. If so extended, it is unclear how much of an extension we would receive.

     If during the grace period, the closing bid price of our common stock is $1.00 per share or more for 10 consecutive trading days, we will have regained compliance with Nasdaq's minimum bid price requirements and may also be eligible to transfer our common stock back to the Nasdaq National Market, provided that we have maintained compliance with other continued listing requirements on that market. If during the grace period, the closing bid price of our common stock remains below $1.00, we will be deemed to be out of compliance with the Nasdaq requirements and will have to explore certain avenues, including a potential reverse stock split, to increase our stock price above $1.00 and thus regain compliance. There can be no assurance that we will be able to maintain our Nasdaq listing beyond June 3, 2003 or in the future.

     Our failure to meet Nasdaq's maintenance criteria may result in the delisting of our common stock from Nasdaq. In such event, trading, if any, in our common stock may then continue to be conducted in the non-Nasdaq over-the-counter market in what are commonly referred to as the electronic bulletin board and the 'pink sheets'. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock. Additionally, delisting of our common stock would also make it more difficult for us to raise additional capital. We would also incur additional costs under state blue-sky laws to sell equity if we are delisted.

     No dividends were declared on the Company's common stock during the years ended December 31, 2001 and 2002, and the Company does not anticipate declaring dividends in the foreseeable future.

     As of March 28, 2003 there were approximately 100 shareholders of record and 952 beneficial shareholders.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

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

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS

     The following table provides information as of December 31, 2002 regarding compensation plans (including individual compensation arrangements) under which equity securities of DA Consulting Group, Inc are authorized for issuance.

                                          EQUITY COMPENSATION PLAN INFORMATION

                                                                                              Number of Securities
                                                                                             Remaining Available for
                            Number of Securities to be                                    Future Issuance Under Equity
                              Issued Upon Exercise of                                          Compensation Plans
                               Outstanding Options,         Weighted Average Exercise         (Excluding Securities
                                Warrants and Rights       Price of Outstanding Options,     Reflected in Column (a))
Plan Category                     (in thousands)               Warrants and Rights               (in thousands)
                                       (a)                             (b)                            (c)
Equity Compensation Plans
Approved by Security
Holders(1)                                        1,960  $                          1.33                           ---

Equity Compensation Plans
Not Approved by Security
Holders                                             ---                              ---                           ---

     (1) This plan is the Company's 1997 Stock Option Plan. The 1997 Stock Option Plan provides that the number of shares with respect to which options may be granted, and the number of shares of common stock subject to an outstanding option, shall be proportionately adjusted in the event of a subdivision or consolidation of shares or the payment of a stock dividend on common stock, and the purchase price per share of outstanding options shall be proportionately revised.

ITEM  6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial statement data as of December 31, 2001 and 2002 and for each of the three years in the period ended December
31, 2002 is derived from the audited consolidated financial statements of DA Consulting Group, Inc. and its subsidiaries (the "Company") included elsewhere herein. This information should be read in conjunction with such Consolidated Financial Statements and related notes thereto. The selected financial information as of December 31, 1998, 1999 and 2000 has been derived from the audited financial statements of the Company that have been previously included in the Company's reports under The Securities Exchange Act of 1934, that are not included herein. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                      YEARS ENDED DECEMBER 31,
                                          ---------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)   1998      1999        2000        2001      2002
                                          -------  ---------  -----------  --------  --------

INCOME STATEMENT DATA:
 Revenue                                  $80,132  $ 70,295   $   30,989   $28,654   $23,671
 Cost of revenue                           40,817    38,717       20,656    16,536    14,184
                                          -------  ---------  -----------  --------  --------

 Gross profit                              39,315    31,578       10,333    12,118     9,487
 Selling and marketing expense              5,195     7,403        4,945     3,280     2,342
 Development expense                        2,124     1,802        3,667       702       165
 General and administrative expense        24,877    33,461       16,884    10,411     7,876
 Amortization expense                          29       354          760       592       574
 Restructuring charge                           -         -        4,666         -         -
 Employee stock-related charge                  -       142            -         -         -
                                          -------  ---------  -----------  --------  --------

 Operating income (loss)                    7,090   (11,584)     (20,589)   (2,867)   (1,470)
  Other (expense) income, net                  22       287           25      (326)     (125)
                                          -------  ---------  -----------  --------  --------

 Income (loss)  before taxes                7,112   (11,297)     (20,564)   (3,193)   (1,595)
 Provision (benefit)  for income taxes      2,813    (3,034)      (7,347)    2,507     5,768
                                          -------  ---------  -----------  --------  --------

 Net income (loss)                        $ 4,299  $ (8,263)  $  (13,217)  $(5,700)  $(7,363)
                                          =======  =========  ===========  ========  ========

 Basic earnings (loss)  per share         $  0.72  $  (1.28)  $    (1.93)  $ (0.68)  $ (0.87)
 Weighted average shares outstanding        5,976     6,444        6,841     8,419     8,419

 Diluted earnings (loss) per share        $  0.69  $  (1.28)  $    (1.93)  $ (0.68)  $ (0.87)
 Weighted average shares outstanding        6,233     6,444        6,841     8,419     8,419


BALANCE SHEET DATA:
 Cash and cash equivalents                $ 9,971  $  5,795   $      949   $   373   $   576
 Working capital (deficit)                 25,585    11,007       (1,120)     (663)   (1,266)
 Total assets                              48,903    32,918       24,940    17,212     9,576
 Total debt                                     -         -          154     1,077     1,335
 Shareholders' equity                      34,944    25,238       16,291    10,303     3,128

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Annual Report on Form 10-K contains certain statements that are not historical facts which constitute forward-looking statements within the meaning of the Private Securities Legislation Reform Act of 1995 which provides a safe harbor for forward-looking statements. These forward-looking statements are based on management's belief as well as assumptions made by and information currently available to management, and are subject to substantial risks and uncertainties that could cause the Company's actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. When used in this report, the words "may," will," "anticipate," "believe," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Actual future results and trends may differ materially from historical results as a result of certain factors, including those set forth in the Risk Factors section of this report, in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations section in this report and those risk factors set forth in our other filings with the Securities and Exchange Commission.

BUSINESS

     The Company is an international provider of employee education and support solutions to companies investing in business information technology. Through its 212 employees worldwide at December 31, 2002, the Company provides employee support solutions through customized change communications, education, and performance support services to clients. Since 1988, the Company has provided services to over 720 clients most of whom are Fortune Global 500 companies.

     The Company is currently organized into three divisions: the Americas Division which includes its operations in North America; the Europe Division which includes its operations in Europe; and the Asia Pacific Division which includes its operations in Australia. In 2002, the, Europe, Asia Pacific and Americas Divisions represented 63%, 20%, and 17% of revenue, respectively. The number of clients served by the Company has increased substantially from 52 in 1994 to approximately 720 in 2002. The Company's client base is diversified, with one client representing 12% of revenue in 2002.

     The Company derives substantially all of its revenue from fees for professional services related to supporting end-users in the implementation of ERP systems. Revenue from clients implementing SAP software represented 94% of billed consulting revenue for 2002. The majority of the Company's projects involve from three to ten consultants, are generally completed in three months to two years, and result in revenue from $200,000 to $1.5 million. The Company often performs multiple projects for a client in support of a phased implementation of the business information technology. The Company's services are generally provided pursuant to written contracts that can be terminated by the client with limited advance notice. In the event of such a termination by the client, the client remains obligated to pay for the services rendered to the client to the termination date. The Company bills its clients weekly, twice monthly and monthly for the services provided by its consultants at agreed upon rates, and where permitted, for expenses. The Company provides services to its clients primarily on a time and materials basis, although many of its contracts contain "not-to-exceed" provisions and Company performance obligations. The remainder of the Company's contracts are on a fixed-price basis, representing approximately 24% of the Company's total revenue for 2002. Revenue from time and materials engagements, as well as revenue from fixed price contracts, is recognized as services are performed and the realization of the revenue is assured. The Company also receives approximately 3% of total revenue from license fees related to computer-based training products and other software products that are developed independently or are co-developed by the Company.

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

     For the years ended December 31, 2000, 2001 and 2002, the Company incurred losses before income taxes of $20.6 million, $3.2 million and $1.6 million, respectively. At December 31, 2002, the Company had generated net operating loss carryforwards for tax reporting purposes of approximately $32.7 million recording $11.9 million of deferred tax assets of which the Company has recorded a valuation allowance of approximately $10.3 million resulting in $1.6 million of deferred tax assets from net operating loss carryover net of the allowance based upon management's estimate of future taxable income, against the deferred tax asset generated from the net operating loss carryforwards.

     There can be no assurance that management's restructuring plan will yield sufficient future taxable income necessary to utilize the net operating loss carryforwards recorded as a deferred tax asset by the Company. The ultimate realization of the deferred tax asset is dependent upon management's ability to grow the revenues of the Company, adhere to the cost saving measures put in place during the restructuring and generate sufficient future taxable income. Any future decline, if any, in the demand for the Company's services or the Company's inability to return to profitability will result in the Company being required to increase the valuation allowance against the deferred tax asset which would adversely affect the Company's financial position and operating results.

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

NEW  ACCOUNTING  PRONOUNCEMENTS

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

     In December 2002, the FASB issued SFAS No. 148, Accounting for stock-Based Compensation - Transition and Disclosure (SFAS 148), which amended SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). The new standard provides alternatiuve methods of transition for a voluntary change to the fair velue based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in the annual and interim financial financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. In compliance with SFAS No. 148, DACG has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employee, and has made the applicable disclosures in note 8 to the consolidated financial statements.

RESULTS  OF  OPERATIONS

     The following table sets forth, for the periods indicated, income statement data expressed as a percentage of revenue:

                                       PERCENTAGE OF REVENUE
                                      ------------------------
                                      YEARS ENDED DECEMBER 31,
                                      ------------------------
                                       2000     2001     2002
                                      ------   ------   ------
Revenue. . . . . . . . . . . . . . .  100.0%   100.0%   100.0%
Cost of revenue. . . . . . . . . . .   66.7     57.7     59.9
                                      ------   ------   ------
Gross profit . . . . . . . . . . . .   33.3     42.3     40.1
Selling and marketing expense. . . .   16.0     11.4      9.9
Development expense. . . . . . . . .   11.8      2.5      0.7
General and administrative expense .   54.5     36.3     33.3
Amortization expense . . . . . . . .    2.4      2.1      2.4
Restructuring charge . . . . . . . .   15.0        -        -
                                      ------   ------   ------
Operating loss . . . . . . . . . . .  (66.4)   (10.0)    (6.2)
Other (expense) income, net. . . . .    0.0     (1.1)    (0.5)
                                      ------   ------   ------
Loss before taxes. . . . . . . . . .  (66.4)   (11.1)    (6.7)
Provision (benefit) for income taxes  (23.7)     8.8     24.4
                                      ------   ------   ------
Net loss . . . . . . . . . . . . . .  (42.7)%  (19.9)%  (31.1)%
                                      ======   ======   ======

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     Revenue. Revenue decreased by $5.0 million, or 17.4%, from $28.7 million in 2001 to $23.7 million in 2002. The decrease was substantially attributable to a decrease in demand for services that began during the latter part of 1999 and continued throughout 2002, as competition for fewer assignments grew. Revenue from the Americas Division decreased by 25.9% from $5.4 million to $4.0 million; revenue from the EMEA Division decreased by 12.7% from $17.1 million to $15.0 million; and revenue from the Asia Pacific Division decreased by 23% from $6.1 million to $4.7 million. Revenue included $1.3 million of product sales in 2002 compared to $0.9 million in 2001. The Company ended the year 2002 with 212 total employees, down from 272 employees at the beginning of the year.

     Revenue for the fouth quarter of 2002 was $5.5 million. Revenue for the first quarter of 2003 will fall short of expectations. Revenue for the first quarter of 2003 will decline approximately 8 to 10 percent from the fourth quarter of 2002.

     Gross profit. Gross profit decreased by $2.6 million, or 21.7%, from $12.1 million in 2001 to $9.5 million in 2002, and decreased from 42.3% of revenue in 2001 to 40.1% of revenue in 2002. The decrease is primarily attributable to decreased project and product margin and lower staff utilization.

     Selling and marketing expense. Selling and marketing expense decreased by $1.0 million, or 28.6%, from $3.3 million in 2001 to $2.3 million in 2002. The decrease is the result of reduced salaries, incentive compensation and outside marketing services. Sales and marketing staff total 23 persons at the end of 2002 and 2001.

     Development expense. Development expense decreased by $0.5 million, or 76.5%, from $0.7 million in 2001 to $0.2 million in 2002. Development costs were reduced to their current levels in the middle of 2001 by the reduction of staff. Development personnel were 2 at year end 2001 and 2002.

     General and administrative expense. General and administrative expense decreased by $2.5 million, or 24.3%, from $10.4 million in 2001 to $7.9 million in 2002. The decrease in expense is due to a reduction in headcount, professional fees, travel and depreciation. Administrative personnel have been reduced from 31 at year end 2001 to 28 at year end 2002.

     Restructuring Charge. During the year ended December 31, 2000 the Company recorded restructuring charges of $4.7 million for termination pay and lease abandonment. No restructuring charge was recorded in 2002 or 2001. During 2002 a $0.3 million charge to administrative expense was recorded for additional lease abandonment compared to a $0.8 million charge in 2001. At December 31,
2002, the Company believes that the remaining provision for lease abandonment is adequate to cover the future costs attributable to this plan. At December 31, 2002 an accrual of approximately $1.1 million remained accrued for future lease payments related to abandoned leases. No liability remained for termination pay. Payments charged to the reserve totaled $0.4 million for lease abandonment during 2002.

     Amortization expense. Amortization expense decreased by $18,000, or 3.0%, from $592,000 in 2001 to $574,000 in 2002, and increased as a percentage of revenue from 2.1% in 2001 to 2.4% in 2002. Amortization decreased due to the discontinued amortization of goodwill. Amortization is largely due to the amortization of internal development costs associated with the SAP system placed in service in July 1999. These costs are amortized over seven years.

     Operating loss. Operating loss decreased by $1.4 million or 48.7%, from a loss of $2.9 million in 2001 to $1.5 million in 2002. Operating results, exclusive of restructuring charges, increased lease abandonment reserves and depreciation and amortization were a $0.7 million profit in 2002 as compared to a $0.2 million profit in 2001.

                                                       YEARS ENDED DECEMBER 31,
                                                       ------------------------
                                                             2001    2002
                                                            ------  ------
                                                            (in millions)
Operating loss                                             $(2.9)  $(1.5)
Lease abandonment reserves                                   0.8     0.4
Depreciation and amortization                                2.3     1.8
                                                           ------  ------
Operating income before lease reserves,
depreciation and amortization                              $ 0.2   $ 0.7
                                                           ======  ======

     Other income (expense), net. Other income (expense), net decreased from expense of $326,000 in 2001 to expense of $125,000 in 2002. Interest expense decreased from $54,000 in 2001 to interest expense of $29,000 in 2002.

      Provision for income taxes. The increase in the Company's effective tax rate from 78.5% in 2001 to an expense of 361.7% in 2002, relates primarily to the valuation allowance recorded against deferred tax assets in 2001 and 2002. At December 31, 2002, the Company's deferred tax asset recorded on its balance sheet was approximately $1.0 million, consisting primarily of future tax benefits resulting from net operating loss ("NOL") carryforwards. At December 31, 2002, the Company established a $10.3 million valuation allowance against deferred tax assets. The Company's ability to recognize the entire benefit requires that the Company achieve certain future earnings levels prior to the expiration of the NOL carryforwards. The Company expects to generate the future earnings necessary to utilize the NOL carryforwards through implementation of reasonable tax planning strategies and projected future income. The Company could be required to record an additional valuation allowance for a portion or entire deferred tax asset if the market conditions deteriorate and future earnings are below, or projected to be below, current estimates.

     At December 31, 2002, the Company had NOL carryforwards of $32.7 million. Of that amount, $3.8 million expires in 2006 to 2008 and $24.9 million expires in 2019, 2020 and 2021. The remaining $4.0 million have no expiration. The Company would need to earn $31.5 million income before taxes to recover all deferred tax assets.

     Net  loss.   Net  loss was $7.4 million in 2002 compared to a loss of  $5.7 million in 2001. The loss per share increased from $0.68 to $0.87 due to income taxes partially offset by improved operating income.

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

     Development expense. Development expense decreased by $3.0 million, or 80.9%, from $3.7 million in 2000 to $0.7 million in 2001. Development costs during the year ended December 31, 2000 were due to professional fees incurred for the development of the Company's web-enabled learning management system - Dynamic IQ, which was launched during the fourth quarter of 2000. Development personnel decreased from 18 at year end 2000 to 2 at year end 2001.

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

     Restructuring Charge. During the year ended December 31, 2000 the Company recorded restructuring charges of 4.7 million for termination pay and lease abandonment. No restructuring charge was recorded in 2001. During 2001 a $0.8 million charge to administrative expense was recorded for additional lease
abandonment.   At  December  31,  2001,  the  Company  believed  that  the remaining provision for lease abandonment was adequate to cover the future costs attributable to this plan. At December 31, 2001 an accrual of approximately $1.1 million remained accrued for future lease payments related to abandoned leases. No liability remained for termination pay. Payments for termination pay charged to the reserve totaled $0.3 million and payments for lease abandonment totaled $1.1 million during 2001.

     Amortization expense. Amortization expense decreased by $168,000, or 22.1%, from $760,000 in 2000 to $592,000 in 2001, and decreased as a percentage of revenue from 2.4% in 2000 to 2.1% in 2001. Amortization decreased due to the writeoff of leasehold improvements. Amortization is largely due to the amortization of internal development costs associated with the SAP system placed in service in July 1999. These costs will be amortized over a seven-year period.

     Operating loss. Operating loss decreased by $17.7 million or 86.1%, from a loss of $20.6 million in 2000 to $2.9 million in 2001. Operating income, exclusive of lease reserves, restructuring charges, depreciation and amortization, was $0.2 million in 2001 as compared to a loss of $12.9 million in 2000.

                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                             2000     2001
                                                            -------  ------
                                                             (in millions)
Operating loss                                              $(20.6)  $(2.9)
Lease abandonment reserves                                     2.4     0.8
Restructuring charges excluding lease charges                  2.3       -
Depreciation and amortization                                  3.0     2.3
                                                            -------  ------
Operating income (loss) before lease reserves,
restructuring charges, depreciation and amortization        $(12.9)  $ 0.2
                                                            =======  ======

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

QUARTERLY  OPERATING  RESULTS

     The Company's unaudited quarterly operating results are included in the notes to consolidated financial statements.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Since its inception, the Company has historically financed its operations with cash flow from operations, supplemented by the issuance of common stock and short-term borrowings under revolving line of credit arrangements.

     The Company's cash and cash equivalents were $0.6 million at December 31, 2002, compared to $0.4 million at December 31, 2001. The Company's working capital deficit was $1.3 million at December 31, 2002 compared to working capital deficit of $0.7 million at December 31, 2001.

     The Company's operating activities required cash of $0.2 million for year ended December 31, 2002, compared to $1.5 million used in operations in 2001. The decrease in cash used in operations primarily resulted from reduced pretax operating losses offset by a decrease in deferred income taxes due to establishing a valuation allowance against previously recorded income tax benefits. Accounts receivable reductions produced less cash in 2002 than 2001 and payment of accounts payable required less cash during 2002.

LIQUIDITY DISCLOSURE
                                                       Payment Due by Fiscal Period
                                             --------------------------------------------------
                                              Total    2003    2004-2006  2007-2008  Thereafter
                                             -------  -------  ---------  ---------  ----------
Total debt, leases reserve                   $  526   $    -   $    396   $       -  $      130
Operating leases                              1,540      966        532          42           -
Operating leases included in long-term debt    (396)       -       (396)          -           -
Line of credit                                1,335        -      1,335           -           -
Additional lease liabilities                    141      141          -           -           -
                                             -------  -------  ---------  ---------  ----------
Total contractual obligations                $3,146   $ 1,107  $  1,867   $      42  $      130

     Investing activities used cash of $9,000 in the year ended December 31, 2002, compared to cash provided of $241,000 for the same period in 2001. For the year ended December 31, 2002, $30,000 was provided by the sale of property compared to $295,000 during 2001 and $39,000 was used to purchase new computers compared to $54,000 during 2001 .

     Financing activities provided $0.3 million for the year ended December 31, 2002 as a result of borrowing against a line of credit compared to $0.9 million for the year ended December 31, 2001.

     The Company has an agreement with a bank, which provides for financing of eligible U.S. accounts receivable under a purchase and sale agreement. The maximum funds available under this agreement is $2.5 million. At December 31, 2002, the Company had sold no receivables pursuant to this agreement. The Company has a credit facility from a bank with a maximum line of credit of approximately $1.2 million, based on eligible foreign accounts receivable. At December 31, 2002, the Company had borrowed $0.1 in excess of the facility.

     The Company believes its current cash balances, receivable-based financing and cash provided by future operations will be sufficient to meet the Company's working capital and cash needs through 2003. However, there can be no assurance that such sources of funds will be sufficient to meet these future expenses. The Company may seek additional financing through a public or private placement of equity. The Company's need for additional financing will be principally dependent on the degree of market demand for the Company's services. There can be no assurance that the Company will be able to obtain any such additional financing on acceptable terms, if at all.

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

        The Company is subject to market risk related to fluctuations in the value of the U.S. dollar compared to certain foreign currencies. We have subsidiaries which operate in Canada, the United Kingdom, France, Germany and Australia. We attempt to maintain a balance between assets and liabilities denominated in foreign currencies. The Company does not currently hedge against currency fluctuations.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company from time to time holds short-term investments which consist of variable rate municipal debt instruments. The Company uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in market interest rates may have on the fair value of the Company's investments. At December 31, 2002 the Company did not hold any short-term investments.

     We are subject to market risk exposure related to foreign currency fluctuations and interest rates on our credit facility. At December 31, 2002 our outstanding facility was $1.3 million.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     The consolidated financial statements of the Company are included in Pages 33 through 58.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     A change in independent auditors from PricewaterhouseCoopers LLP to BDO Seidman, LLP was reported in a Current Report on Form 8-K filed by the Company on February 5, 2002.


                                    PART III

ITEM  10. DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The names, ages and present positions of the directors and executive officers of the Company as well as other relevant information are set forth below:

                                                              Year in Which
                                                              -------------
                                                              First Became
                                                              -------------
Name                      Age      Position with Company        Director
------------------------  ---  -----------------------------  -------------
Virginia L. Pierpont      61   Chief Executive Officer and        1987
                               President

Malcolm G. Wright         46   Chief Operating Officer

Dennis C. Fairchild       53   Executive Vice President and       2001
                               Chief Financial Officer

Nigel W.E. Curlet         57   Director                           1996

Gunther E.A. Fritze       66   Director                           1996

B.K. Prasad               66   Chairman of the Board              2000

James R. Wilkinson        46   Director                           2002


     Virginia L. Pierpont, age 61, founded the Company as a sole proprietorship in 1984, incorporated the business in 1987, and opened its United Kingdom operation in 1988. Ms. Pierpont was the Chief Executive Officer of the Company from 1984 to 1993 and served as Chairman of the Board from December 1996 through August 1998 and again from April 2000 to August 2001. Ms. Pierpont is a Class B Director whose term expires at the 2003 Annual Meeting.

     Malcolm G. Wright, age 46, joined the Company in March 2000 as Vice President of Europe and, in February 2001, was promoted to Chief Operating Officer. Prior to joining the Company, Mr. Wright was with Equifax Plc from November 1996 to January 2000, and his last position was as European & UK Divisional Director of Commercial Information Services. He also spent 17 years with Dun & Bradstreet and was Director of Multinational Development at Dun & Bradstreet Europe from December 1990 to November 1996.

     Dennis C. Fairchild, age 53, joined the Company in April 1999 as Executive Vice President and Chief Financial Officer and is primarily responsible for the finance and administrative functions of the Company. Prior to joining the Company, Mr. Fairchild provided consulting services from April 1998 to February 1999. From April 1997 to April 1998, Mr. Fairchild was Chief Financial Officer at National Water & Power. He served as Chief Financial Officer at AmeriQuest Technologies from January 1994 to April 1997 and at Southeast Frozen Foods from March 1990 to January 1994. Mr. Fairchild received his B.A. from Mankato State University. Mr. Fairchild is a Class C Director whose term expires at the 2004 Annual Meeting.

     Nigel W.E. Curlet, age 57, has served as a director since December 1996. Since 1976, he has been employed in various capacities by Shell Chemical Company and is currently its Manager-Global Supply Chain Best Practices. Mr. Curlet's prior management roles at Shell were in its information technology, research and development, and operations and strategic planning departments. He is a member of the Company's Audit, Compensation and Stock Option Committees. Mr. Curlet is a Class A director whose term expires at the 2005 Annual Meeting.

     Gunther E.A. Fritze, age 66, has served as a director since December 1996. Mr. Fritze is retired. From 1962 to 1999, Mr. Fritze was employed in various capacities by Bank of Boston. Mr. Fritze's most recent position was Manager, Finance Companies. Mr. Fritze is a member of the Company's Audit, Compensation and Stock Option Committees. Mr. Fritze is a Class A Director whose term expires at the 2005 Annual Meeting.

     B.K. Prasad, Ph.D., age 66, has served as a director since December 2000 and as the Chairman of the board of directors since August 2001. Dr. Prasad, a corporate strategy and management consultant, has served as President and Chief Executive Officer of Moon Macro Systems Inc since July 2002 and as a independent Corporate Strategy and Management Consultant from January 2002 until June 2002. Dr. Prasad was employed as a Director and Vice President by Comcraft Canada Limited from 1987 to December 2001, and by Comcraft Asia (Pte) Ltd from 1981 to 1987. Prior to joining Comcraft, Dr. Prasad served in various senior finance and management positions in large industrial organizations. Dr. Prasad holds an LLB, MBA, FCMA, FCA and CPA. Dr. Prasad has been designated by Purse Holding Limited ("Purse") to serve as a member of the board of directors pursuant to the Securities Purchase Agreement between DACG and Purse, dated August 2, 2000, and approved by DACG's shareholders at a special meeting held on October 12, 2000, under which Purse has the right to designate one director for so long as Purse owns at least 25% of the common stock that it purchased under the Securities
Purchase Agreement. Dr. Prasad is a Class C Director whose term expires at the 2004 Annual Meeting.

     James R. Wilkinson, age 46, is the founder of Capstone Funding Ltd., an investment company started in 1990, and of The Strategic CFO, a consulting company started in 1998 where Mr. Wilkinson devotes the majority of his time. Prior to establishing these two entities, Mr. Wilkinson served in executive-level positions in real estate and accounting firms. Mr. Wilkinson is a CPA and a graduate of Texas A&M University. Mr. Wilkinson is a member of the audit committee, compensation committee and a Class B Director whose term expires at the 2003 Annual Meeting.

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

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2002, all
Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten-percent beneficial owners were complied.

ITEM  11.  EXECUTIVE  COMPENSATION

CASH AND NON-CASH COMPENSATION PAID TO CERTAIN EXECUTIVE OFFICERS

     The following table sets forth, with respect to services rendered during fiscal years 2002, 2001 and 2000, the total compensation earned by each individual who served as the Company's Chief Executive Officer during fiscal year 2002 and the most highly compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers at the end of fiscal year 2002 and whose total annual salary and bonus exceeded $100,000 during 2002:

                                             SUMMARY COMPENSATION TABLE

                                                                                  LONG  TERM
                                                                                 COMPENSATION
                                                                                 ------------
                                                YEAR    ANNUAL COMPENSATION (1)     AWARDS
                                                ----    -----------------------     ------

                                                                                  SECURITIES
                                                                                  UNDERLYING         ALL OTHER
NAME AND PRINCIPAL POSITION                             SALARY($) (2)   BONUS($)  OPTIONS (#)  COMPENSATION ($) (3)
---------------------------                             -------------  ---------  -----------  ---------------------
Virginia L. Pierpont (4)                        2002    $     179,020     26,008       50,000
    President and Chief Executive Officer       2001    $     112,500        ---      100,000              ---
                                                2000    $     103,125        ---          ---              ---

Dennis C. Fairchild (5)                         2002    $     223,117     38,145       50,000  $        21,483 (7)
    Executive Vice President - Finance and      2001    $     220,000        ---      270,000  $        18,275
    Administration, Chief Financial Officer     2000    $     189,847  $  92,000       40,000  $        17,092

Malcolm G. Wright (6)                           2002    $     265,931     41,093       50,000  $        30,832 (8)
     Chief Operating Officer                    2001    $     213,693        ---      300,000  $        23,902
                                                2000    $     147,764  $  73,237       33,000  $        19,327

(1) All figures converted to U.S. dollars based upon the exchange rate at the end of the applicable fiscal year.

(2) Salary includes amounts deferred, if any, pursuant to the Company's 401(k) plan.

(3) Amounts include compensation expense attributed to employee stock awards, employer 401(k) contributions and Company perquisites.

(4) Ms. Pierpont receives $150,000 annually, beginning May 1, 2000, under her employment agreement for her service as Chairman of the Board of Directors and later as President and Chief Executive Officer. Ms. Pierpont voluntarily deferred $37,500 of her compensation during 2001 of which all was repaid in 2002. The 2002 bonus is payable when determined by the Board of Directors.

(5) Mr. Fairchild was elected as an Executive Vice President and the Chief Financial Officer of the Company on April 14, 1999 at a base annual salary of $175,000. His base salary increased to $220,000 effective November 1, 2000. Effective June 6, 2002 Mr. Fairchild base salary was increased to $226,800. The 2002 bonus is payable when determined by the Board of Directors.

(6) Mr. Wright joined the Company on March 21 , 2000 as Vice President of Europe at a base salary of $169,750 and was elected as the Company's Chief Operating officer effective February 6, 2001 at a base salary of $213,693. Effective June 6, 2002 Mr. Wright base salary was increased to 157,500 Pounds. The 2002 bonus is payable when determined by the Board of Directors.

(7) Represents $14,400 in car allowance and $5,500 in employer 401(k) contributions and $1,583 in life insurance.

(8) Represents $17,292 in car allowance and $11,927 in employer pension contributions and $1,613 in private medical insurance.

STOCK OPTIONS GRANTED TO CERTAIN EXECUTIVE OFFICERS DURING LAST FISCAL YEAR

     Under the 1997 Stock Option Plan, options to purchase Common Stock are available for grant to directors, officers and other key employees of the Company. The following table sets forth certain information regarding options for the purchase of Common Stock that were awarded to the named executive officers during fiscal year 2002.

                                         OPTION GRANTS IN LAST FISCAL YEAR

                         Number of
                        Securities      Percent of Total                                    Potential Realizable Gain
                        Underlying     Options Granted to   Exercise or                     at Assumed  Annual Rates
                          Options         Employees in       Base Price     Expiration  of Stock Appreciation for Option
Name                  Granted (#) (1)   Last Fiscal Year     ($/Sh) (2)        Date                   Terms
--------------------  ---------------  -------------------  ------------  --------------      Compounded Annually
                                                                                          --------------------------
                                                                                             5% ($)        10% ($)
                                                                                          -------------  -----------
Virginia L. Pierpont      50,000 (3)             11%             0.17        11/20/2012        $ 5,346      $ 13,547

Dennis Fairchild          50,000 (3)             11%             0.17        11/20/2012        $ 5,346      $ 13,547

Malcolm G. Wright         50,000 (3)             11%             0.17        11/20/2012        $ 5,346      $ 13,547

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

(3)  The  options  vest  in  one-third installments beginning November 20, 2003.

STOCK OPTIONS EXERCISED BY NAMED EXECUTIVE OFFICERS DURING FISCAL YEAR 2002 AND HELD BY NAMED EXECUTIVE OFFICERS AT DECEMBER 31, 2002

     No options granted by the Company were exercised by the named executive officers during 2002. The following table sets forth certain information regarding options for the purchase of Common Stock that were held by the named executive officers.

                                AGGREGATED OPTIONS EXERCISED IN LAST FISCAL YEAR
                                        AND FISCAL YEAR-END OPTION VALUES

                                                Number of Securities Underlying  Value of Unexercised In-the-Money
                         Shares                  Unexercised Options at FY-End          Options at FY-End
                      Acquired on      Value     -----------------------------          -----------------
Name                  Exercise (#)  Realized($)               (#)                            ($) (1)
--------------------  ------------  -----------               ---                            -------
                                                  Exercisable    Unexercisable     Exercisable    Unexercisable
                                                 --------------  --------------  ---------------  --------------
Virginia L. Pierpont           ---          ---          34,358         116,667             ---            ---
Dennis C. Fairchild            ---          ---         260,749         130,001             ---            ---
Malcolm G. Wright              ---          ---         231,000         152,000

(1) Based on $0.16 per share, the closing price of the Common Stock, as reported by the Nasdaq National Market, on December 31, 2002.

COMPENSATION OF DIRECTORS

     The Company pays each non-employee director an annual retainer of $12,500 and awards non-employee directors an option to purchase shares of Common Stock pursuant to the Company's 1997 Stock Option Plan. The number of options is determined by dividing $10,000 by the fair market value of a share of Common Stock on the date of the Company's Annual Meeting. Due to the low stock price at the time of the annual meeting in 2002 the formula was waived. Options to purchase 30,000 shares were issued to each non-employee director. The Company also reimburses directors for travel expenses incurred on behalf of the Company. The Company pays directors fees on a quarterly basis. Directors fees for the third and fourth quarters of fiscal year 2001 were paid in 2002.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Ms. Pierpont served as a member of the Company's Compensation Committee in 2002 and also served as the Chairman of the Board of Directors until August, 2001, and as President and Chief Executive Officer thereafter for which she receives a salary of $150,000 annually and reimbursement for her expenses incurred on behalf of the Company.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The information set forth in Part II, Item 5 of this Form 10-K under the caption "Securities Authorized for Issuance Under Equity Compensation Plans" is hereby incorporated by reference into this Item 12.

     The following table sets forth information, as of March 30, 2003, with respect to the beneficial ownership of shares of Common Stock of the Company by each person who is known to the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, by each director or nominee for director, by each of the named executive officers, and by all directors and executive officers as a group.

                                                    Amount and Nature of    Percent of Voting
Name and Address of Beneficial Owner              Beneficial Ownership (1)      Power
------------------------------------------------  ------------------------  -----------------
EXECUTIVE OFFICERS AND DIRECTORS (2)
Virginia L. Pierpont (3)                                           653,201               7.8%
Dennis C. Fairchild (4)                                            270,249               3.1%
Malcolm G. Wright (5)                                              248,666               2.9%
Nigel W.E. Curlet (6)                                               94,871               1.1%
Gunther E.A. Fritze (7)                                            111,191               1.3%
B.K. Prasad (8)                                                     63,333               0.7%
James R. Wilkinson (9)                                              55,000               0.7%
OTHER SHAREHOLDERS
Worcester Discretionary Trust  (10)                                631,092               7.5%
Woodbourne Discretionary Trust  (10)                               629,034               7.5%
Dimensional Fund Advisors, Inc. (11)                               477,200               5.7%
John Andrew Cowan (11)                                           1,260,126              15.0%
Roger Geoffrey Barrs (12)                                        1,260,126              15.0%
Purse Holding Limited (13)                                       5,000,000              43.8%
All directors and executive officers as a group                  1,496,511              16.2%
    (7 persons)

* Less than 1%

(1) Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) and that are exercisable within 60 days of March 30, 2003 have been exercised. Options that are not exercisable within 60 days of March 31, 2003 have been excluded. Unless otherwise, noted, the Company believes that all persons named in the above table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) Unless indicated otherwise, the address of each of these people is: c/o DA Consulting Group, Inc., 5847 San Felipe, Suite 1100, Houston, Texas 77057.

(3) Includes (i) 370,000 shares owned by Ms. Pierpont's spouse, Nicholas Marriner, the former President and Chief Executive Officer of the Company and Chairman of the Board of Directors, (ii) 8,400 shares held by Ms. Pierpont as custodian for three minors, and (iii) 34,358 shares that may be acquired upon exercise of stock options. Ms. Pierpont disclaims beneficial ownership of the shares owned by her spouse and held as custodian for three minors.

(4) Includes 260,749 shares that may be acquired upon exercise of stock options.

(5) Includes 248,666 shares that may be acquired upon exercise of stock options.

(6) Represents (i) 11,130 shares owned by Mr. Curlet's spouse, (ii) 1,450 shares owned by Mr. Curlet's son, and (iii) 82,291 shares that may be acquired upon the exercise of stock options.

(7)  Includes 82,291 shares that may be acquired upon exercise of stock options.

(8)  Includes 63,333 shares that may be acquired upon exercise of stock options.

(9)  Includes 30,000 shares that may be acquired upon exercise of stock options.

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

(11) Information with respect to the ownership of this stockholder was obtained from Schedule 13G filed February 10, 2003, with the Securities and Exchange Commission. The address of this stockholder is: 1299 Ocean Avenue, Eleventh Floor, Santa Monica, CA 90401.


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

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Not Applicable.

ITEM 14.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. The Company's Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness. Based on their evaluation of the Company's disclosure controls and procedures which took place as of a date within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers believe that these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

INTERNAL  CONTROLS

     The Company maintains a system of internal controls designed to provide reasonable assurance that: transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles, and (2) to maintain accountability for assets; access to assets is permitted only in accordance with management's general or specific authorization; and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

     Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)     Documents  filed  as  a  part  of  this  Report.

     1. The following financial statements of the Company and the related reports of independent accountants are filed herewith:

                                                                                            Page
                                                                                           ------
                                                                                           Number
                                                                                           ------
Reports of Independent Certified Public Accountants                                            37
Consolidated Financial Statements:
  Balance Sheets at December 31, 2001 and 2002                                                 39
  Statements of Operations for the years ended December 31, 2000, 2001, and 2002               40
  Statements of Shareholders' Equity for the years ended December 31, 2000, 2001 and 2002      41
  Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002                42
  Notes to Consolidated Financial Statements                                                   43

     2. Schedules for which provisions were made in accordance with applicable accounting regulations of the Securities and Exchange Commission are inapplicable and therefore have been omitted.

(b) Reports on Form 8-K.

     None

(c)  Exhibits

EXHIBIT NO.               DESCRIPTION
-----------               -----------
      3.1*    - Amended and Restated Articles of Incorporation of the Company
                (incorporated by reference to the Company's Form S-1/A filed April 20, 1998).
      3.2*    - Bylaws of the Company, amended on August 6, 1999 (incorporated by reference to the Company's Form 10-Q filed November 15,
                1999).
      4.1*    - Specimen Stock Certificate (incorporated by reference to the
                Company's Form S-1/A filed April 20, 1998).
     10.1* +  - Amended and Restated 1997 Stock Option Plan (incorporated by reference to the Company's Form 10-K filed March 30, 2000).+
     10.2*    - Securities Purchase Agreement dated August 2, 2000 between the
                Company and Purse Holding Limited (incorporated by reference to Annex I to the Company's Definitive Proxy Statement filed September 11, 2000).
     10.3* +  - Change in Control Agreement between Dennis C. Fairchild and the
                Company dated September 30, 1999 (incorporated by reference to the Company's Form 10-Q filed November 13, 1999).+
     10.4* +  - Change in Control Agreement between Malcolm Wright and the
                Company dated April 10, 2000. (incorporated by reference to the Company's Form 10-K filed April 2, 2001). +
     10.5* +  - Conditions of Employment Agreement between Malcolm Wright and DA
                Consulting Services Limited dated February 6, 2001. (incorporated by reference to the Company's Form 10-K/A filed April 30, 2001). +
     10.6* +  - Employment Agreement between the Company and Virginia L.
                Pierpont dated October 12, 2000. (incorporated by reference to the Company's Form 10-K/A filed April 30, 2001). +
     21.1     - Subsidiaries of the Company. (incorporated by reference to the
                Company's Form 10-K/A filed April 30, 2001).
     23.1     - Consent of BDO Seidman, LLP.
     23.2     - Consent of PricewaterhouseCoopers LLP.
     99.1     - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Virginia L. Pierpont, President and Chief Executive Officer.
     99.2     - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Dennis C. Fairchild, Chief Financial Officer.

+ Management contract or compensatory benefit plan or arrangement.
* Incorporated by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2003.

                                        DA Consulting Group, Inc.
                                             (Registrant)

                                   By:  /s/ Virginia L. Pierpont
                                        ------------------------
                                        Virginia L. Pierpont
                                        President and Chief Executive Officer

                                   By:  /s/ Dennis C. Fairchild
                                        -----------------------
                                        Dennis C. Fairchild
                                        Chief Financial Officer, Executive Vice
                                        President, Secretary and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 31, 2003.

       SIGNATURE                                     TITLE
------------------------  -------------------------------------------------------------
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

/s/ NIGEL W.E. CURLET     Director
------------------------
Nigel W.E. Curlet

/s/ GUNTHER E. A. FRITZE  Director
------------------------
Gunther E. A. Fritze

/s/ B.K. PRASAD           Director and Chairman
------------------------
B.K. Prasad

/s/ JAMES R. WILKINSON    Director
------------------------
James R. Wilkinson

          CERTIFICATION PURSUANT TO 18 U.S.C. 1350, AS ADOPTED PURSUANT
                TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Virginia L. Pierpont, Chief Executive Officer of DA Consulting Group, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of DA Consulting Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003                /s/  Virginia L. Pierpont
                                          Virginia L. Pierpont
                                          Chief Executive Officer

          CERTIFICATION PURSUANT TO 18 U.S.C. 1350, AS ADOPTED PURSUANT
                TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Dennis C. Fairchild, Chief Financial Officer of DA Consulting Group, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of DA Consulting Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003              /s/ Dennis C. Fairchild
                                       Dennis C. Fairchild
                                       Chief  Financial  Officer

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of DA Consulting Group, Inc.:

     We have audited the accompanying consolidated balance sheets of DA Consulting Group, Inc. as of December 31, 2001 and 2002 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DA Consulting Group, Inc. at December 31, 2001 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/BDO Seidman, LLP

Houston, Texas
March 21, 2003

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
DA Consulting Group, Inc.

     In our opinion, the consolidated statement of operations, shareholders equity and cash flows for the year ended December 31, 2000 appearing on pages 40 through 42 of DA Consulting Group, Inc. Annual Report on Form 10-K present fairly, in all material respects, the results of operations and cash flows of DA Consulting Group, Inc. and subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Houston, Texas
March 19, 2001

                                         DA CONSULTING GROUP, INC.
                                        CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                            DECEMBER 31,
                                                                                         --------------------
                                                                                           2001       2002
                                                                                         ---------  ---------
                                            ASSETS
                                            ------
Current Assets:
 Cash and cash equivalents                                                               $    373   $    576
 Accounts receivable, net                                                                   4,053      3,615
 Unbilled revenue                                                                              38         50
 Deferred tax asset                                                                           629        160
 Prepaid expenses and other current assets                                                    352        255
     Total current assets                                                                   5,445      4,656
                                                                                         ---------  ---------
 Property and equipment, net                                                                5,394      3,670
 Other assets                                                                                 177        204
 Deferred tax asset                                                                         5,990        840
 Goodwill, net                                                                                206        206
                                                                                         ---------  ---------
     Total assets                                                                        $ 17,212   $  9,576
                                                                                         =========  =========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
                           ------------------------------------
Current Liabilities:
 Revolving line of credit                                                                $  1,077   $  1,335
 Accounts payable                                                                           1,759      1,268
 Accrued expenses                                                                           3,272      3,319
                                                                                         ---------  ---------
     Total current liabilities                                                              6,108      5,922
                                                                                         ---------  ---------
Lease abandonment liabilities                                                                 801        526
                                                                                         ---------  ---------
Commitments and contingencies (Notes 10 and 11)

Shareholders' equity:
 Preferred stock, $0.01 par value: 10,000,000 shares authorized                                 -          -
 Common stock, $0.01 par value: 40,000,000 shares authorized; 8,571,777 shares
 issued and 8,418,604 shares outstanding                                                       85         85
 Additional paid-in capital                                                                34,039     34,039
 Accumulated deficit                                                                      (20,782)   (28,145)
 Accumulated other comprehensive loss                                                      (1,517)    (1,329)
 Treasury stock, at cost: 153,173 shares                                                   (1,522)    (1,522)
                                                                                         ---------  ---------
     Total shareholders' equity                                                            10,303      3,128
                                                                                         ---------  ---------
       Total liabilities and shareholders' equity                                        $ 17,212   $  9,576
                                                                                         =========  =========

     The accompanying notes are an integral part of the consolidated financial statements.

                            DA CONSULTING GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                              YEARS ENDED DECEMBER 31,
                                            ----------------------------
                                              2000       2001      2002
                                            ---------  --------  --------
Revenue                                     $ 30,989   $28,654   $23,671
Cost of revenue                               20,656    16,536    14,184
                                            ---------  --------  --------

  Gross profit                                10,333    12,118     9,487
Selling and marketing expense                  4,945     3,280     2,342
Development expense                            3,667       702       165
General and administrative expense            16,884    10,411     7,876
Amortization expense                             760       592       574
Restructuring charge                           4,666         -         -
                                            ---------  --------  --------

  Operating loss                             (20,589)   (2,867)   (1,470)
                                            ---------  --------  --------
Interest income (expense), net                    31       (54)      (29)
Other expense, net                                (6)     (272)      (96)
                                            ---------  --------  --------
 Total other income (expense), net                25      (326)     (125)
                                            ---------  --------  --------
 Loss before provision for income taxes      (20,564)   (3,193)   (1,595)
                                            ---------  --------  --------
Provision for income taxes:
 Deferred provision (benefit)                 (7,347)    2,507     5,768
                                            ---------  --------  --------
     Provision (benefit) for income taxes     (7,347)    2,507     5,768
                                            ---------  --------  --------
     Net loss                               $(13,217)  $(5,700)  $(7,363)
                                            =========  ========  ========
Basic and diluted loss per share            $  (1.93)  $ (0.68)  $ (0.87)
Weighted average shares outstanding            6,841     8,419     8,419

     The accompanying notes are an integral part of the consolidated financial statements.

                            DA CONSULTING GROUP, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                              ACCUMULATED
                                      COMMON STOCK ADDITIONAL                    OTHER       TREASURY STOCK        TOTAL
                                      ------------  PAID-IN    ACCUMULATED    COMPREHENSIVE   -------------      SHAREHOLDERS'
                                      NUMBER  PAR   CAPITAL      DEFICIT          LOSS        NUMBER    COST        EQUITY
------------------------------------  ------  ----  --------  -------------  ---------------  ------  --------  ---------------
BALANCE AS OF DECEMBER 31, 1999        6,572  $ 65  $ 29,355  $     (1,865)  $         (795)     153  $(1,522)  $       25,238
     Issuance of common stock          2,000    20     2,446             -                -        -        -            2,466
     Issuance of warrants                              2,238             -                -                 -            2,238
                                           -     -         -       (13,217)               -                 -          (13,217)
     Net loss
    Foreign currency translation
    Adjustment, net of taxes of $241       -     -         -             -             (434)       -        -             (434)
------------------------------------  ------  ----  --------  -------------  ---------------  ------  --------  ---------------

BALANCE AS OF DECEMBER 31, 2000        8,572    85    34,039       (15,082)          (1,229)     153   (1,522)          16,291
 Net loss                                  -     -         -        (5,700)               -        -        -           (5,700)
    Foreign currency translation
    Adjustment, net of taxes of $176       -     -         -             -             (288)       -        -             (288)
------------------------------------  ------  ----  --------  -------------  ---------------  ------  --------  ---------------

BALANCE AS OF DECEMBER 31, 2001        8,572    85    34,039       (20,782)          (1,517)     153   (1,522)          10,303
 Net loss                                  -     -         -        (7,363)               -        -        -           (7,363)
    Foreign currency translation
    Adjustment, net of taxes of $115       -     -         -             -              188        -        -              188
------------------------------------  ------  ----  --------  -------------  ---------------  ------  --------  ---------------

BALANCE AS OF DECEMBER 31, 2002        8,572  $ 85  $ 34,039  $    (28,145)  $       (1,329)     153  $(1,522)  $        3,128
------------------------------------  ------  ----  --------  -------------  ---------------  ------  --------  ---------------

     The accompanying notes are an integral part of the consolidated financial statements.

                            DA CONSULTING GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                     YEARS ENDED DECEMBER 31,
                                                                                  -----------------------------
                                                                                    2000       2001      2002
                                                                                  ---------  --------  --------
Cash flows from operating activities:
 Net loss                                                                         $(13,217)  $(5,700)  $(7,363)
                                                                                  ---------  --------  --------
 Adjustments to reconcile net loss to net cash used in
 operating activities:
   Depreciation and amortization                                                     3,010     2,306     1,779
   Provision for (recovery of) doubtful accounts                                       662      (274)       36
 Writedown of property and equipment, goodwill and reserve for leasehold
      abandonment                                                                    3,195       155         9
   Deferred income taxes                                                            (7,347)    2,507     5,768
   Loss on sale on property and equipment                                              237       157        25
   Changes in operating assets and liabilities:
     Accounts receivable and unbilled revenue                                        2,918     1,615       390
     Prepaid expenses and other current assets                                          16        88        97
     Other assets                                                                     (254)       77       (27)
     Accounts payable and accrued liabilities                                       (1,367)   (2,383)   (1,024)
     Deferred income                                                                  (112)        -        76
     Income taxes payable                                                            2,979         -         -
                                                                                  ---------  --------  --------
       Total Adjustments                                                             3,937     4,248     7,129
                                                                                  ---------  --------  --------
       Net cash used in operating activities                                        (9,280)   (1,452)     (234)
                                                                                  ---------  --------  --------
Cash flows from investing activities:
 Proceeds from sale of property and equipment                                          263       295        30
 Sale of short-term investments                                                      2,389         -         -
 Purchases of property and equipment                                                  (253)      (54)      (39)
                                                                                  ---------  --------  --------
       Net cash provided by (used in) investing activities                           2,399       241        (9)
                                                                                  ---------  --------  --------
Cash flows from financing activities:
 Net proceeds from revolving line of credit                                            154       923       258
 Issuance of stock and warrants                                                      4,800         -         -
 Offering costs                                                                        (96)        -         -
                                                                                  ---------  --------  --------
       Net cash provided by (used in) financing activities                           4,858       923       258
                                                                                  ---------  --------  --------
Effect of changes in foreign currency exchange rate on cash and cash equivalents      (434)     (288)      188
                                                                                  ---------  --------  --------
       (Increase) Decrease  in cash and cash equivalents                            (2,457)     (576)      203
Cash and cash equivalents at beginning of year                                       3,406       949       373
                                                                                  ---------  --------  --------
Cash and cash equivalents at end of year                                          $    949   $   373   $   576
                                                                                  =========  ========  ========

     The accompanying notes are an integral part of the consolidated financial statements.

                            DA CONSULTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Nature  of  Operations  &  Basis  of  Presentation

     DA Consulting Group, Inc. and its subsidiaries (the "Company") is an international provider of employee education and end-user support solutions to companies which are implementing enterprise resource planning software systems and other business information technology. The consolidated financial statements include the accounts of DA Consulting Group, Inc. and all wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

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

     Management reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of a group of assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets which considers the discounted future net cash flows. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. At December 31, 2002 their was no such impairment of property and equipment.

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

Foreign Currency Translation and Other Comprehensive Loss

     For the Company's foreign subsidiaries, the local currency is the functional currency. For countries with highly inflationary currencies, the Company uses the U.S. dollar as the functional currency. Assets and liabilities are translated at year-end exchange rates, and related revenue and expenses are translated at the average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in shareholders' equity, accumulated other comprehensive loss, which is excluded from net loss.
     Other comprehensive income (loss) is added to the net loss to determine the total comprehensive loss of the Company. The components of comprehensive loss are listed below (in thousands):

                                     YEARS ENDED DECEMBER 31,
                                  ------------------------------
                                     2000       2001      2002
                                   ---------  --------  --------
Net loss                           $(13,217)  $(5,700)  $(7,363)
Other comprehensive income (loss)      (434)     (288)      188
                                   ---------  --------  --------
Comprehensive loss                 $(13,651)  $(5,988)  $(7,175)
                                   ---------  --------  --------

Risks and Uncertainties

     For the years ended December 31, 2000, 2001 and 2002, the Company incurred losses before income tax totaling approximately $20.6, $3.2, and $1.6 million, respectively. At December 31, 2002, the Company generated net operating loss carryforwards for tax reporting purposes of approximately $32.7 million ($11.9 million of deferred tax assets), of which the Company has recorded a valuation allowance of approximately $10.3 million, because management considered it more likely than not that this portion of the deferred tax asset will fail to be realized.

     During the second quarter of 2000, the Company implemented a strategy to restructure the global operations of the Company. Management completed the restructuring during the third quarter of 2001. Management believes the Company's restructuring plan will be successful, and the Company will return to profitability.

     There can be no assurance that management's restructuring plan will yield sufficient future taxable income necessary to utilize the net operating loss carryforwards recorded as a deferred tax asset by the Company. The ultimate realization of the deferred tax asset is dependent upon management's ability to grow the revenues of the Company, adhere to the cost saving measures put in place during the restructuring and generate sufficient future taxable income. Any future decline, in the demand for the Company's services or the Company's inability to return to profitability will result in the Company being required to increase the valuation allowance against the deferred tax asset which would adversely affect the Company's financial position and operating results.

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

Accounts  Receivable  and  Allowance  for  Doubtful  Accounts

     Accounts receivable are customer obligations due under normal trade terms. We sell our services to a variety of industries including consumer products, telecommunications and high tech, engineering and construction, retail, public sector and oil and gas. We perform continuing credit evaluations of our customers' financial condition.

     Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2002 is adequate. However, actual write-offs might exceed the recorded allowance. The Company provides an allowance for accounts receivable which, based on management's analysis, may not be fully collectible or realizable. The balance of the allowance at December 31, 2001 and 2002, was $224,000 and $205,000, respectively.

Goodwill

     Prior to July 1995, the Company's business was operated through four separate companies located in the United States, the United Kingdom, South Africa and Australia (the "Predecessor Companies"). All of the Companies were under common management. As a result of a stock exchange transaction on July 1, 1995, the Predecessor Companies became wholly-owned subsidiaries of the Company. In the exchange transaction, the net assets of the three acquired Predecessor Companies were recorded at fair market value. As a result, the Company recorded $485,000 of goodwill, which was being amortized over 25 years until December 31, 2001. Accumulated amortization of goodwill was $279,000 at both December 31, 2001 and 2002.

     Prior to 2002, goodwill, representing the excess of the purchase price over the estimated fair value of the net assets of the acquired business, was amortized over the period of expected benefit of 15 years. However, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) which required that the Company cease amortization of all intangible assets having indefinite useful economic lives. Such assets, including goodwill, are not to be amortized until their lives are determined to be finite, however, a recognized intangible asset with an indefinite useful life should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. At December 31, 2002, the Company evaluated its goodwill and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with SFAS No. 142. This analysis of the long-lived assets at December 31, 2001 resulted in the writeoff of $155,000 of goodwill net of accumulated amortization related to a closed operating unit. The analysis indicated there were no other impairments in the carrying values of the assets at December 31, 2002.

Revenue  Recognition

     The majority of the Company's contracts with clients are based on time and expenses incurred with the remainder of the revenue generated from fixed price contracts. Accordingly, service revenue under both types of contracts is recognized as services are performed and the realization of the revenue is assured. Contract costs include direct labor costs and reimbursable expenses, and those indirect costs related to contract performance such as indirect labor. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Unbilled revenue represents the revenue earned in excess of amounts billed and deferred income represents billings in excess of revenue earned. Revenue includes reimbursable expenses directly incurred in providing services to clients. Revenue attributable to reimbursable expenses amounted to $1.8 million, $2.0 million and $1.3 million for the years ended December 31, 2000, 2001 and 2002, respectively. The Company recognizes product revenue upon shipment to the client if no further services are required.

Significant  Clients

     During the years 2001 and 2002, one client accounted for approximately 18% and 12% of consolidated revenue, respectively. During the year 2000, no individual client account for more than 10% of consolidated revenue.

Earnings  Per  Share

     Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common and potential dilutive common shares outstanding and utilizes the average market price per share when applying the treasury stock method in determining potential dilutive shares.

Accounting for Stock Options

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), which sets forth accounting and disclosure requirements for stock option and other stock-based compensation plans. The statement encourages, but does not require, companies to record stock-based compensation expense using a fair-value method, rather than the intrinsic-value method prescribed by Accounting Principles Board (APB) Opinion No. 25. The Company has adopted only the disclosure requirements of SFAS No. 123 and has elected to continue to record stock-based compensation expense using the intrinsic-value approach prescribed by APB No. 25. Accordingly, the Company computes compensation cost as the amount by which the intrinsic vale of the Company's common stock exceeds the exercise price on the date of grant. The amount of compensation cost, if any, is charged to income over the vesting period.

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

     In December 2002, the FASB issued SFAS No. 148, Accounting for stock-Based Compensation - Transition and Disclosure (SFAS 148), which amended SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). The new standard provides alternatiuve methods of transition for a voluntary change to the fair velue based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in the annual and interim financial financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. In compliance with SFAS No. 148, DACG has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB No. 25, Accounting for Stock Issued to Employee, and has made the applicable disclosures in note 8 to the consolidated financial statements.

2.   MANAGEMENT'S  RESTRUCTURING  AND  LIQUIDITY

     During the first quarter of 2000, management began to restructure the global operations of the Company. As part of the plan, management was required to downsize the Company based upon current and future projected operating results. Some of the restructuring initiatives taken by management were as follows:

     -    Reduction in the number of consultants
     -    Reduction of administrative personnel
     -    Reduction in office space
     -    Various other cost cutting measures

     Management completed the restructuring of the Company during the third quarter of 2001. Restructuring has reduced, but not eliminated, operating losses.

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

3.   PREPAID EXPENSES AND OTHER CURRENT ASSETS

     The components of prepaid expenses and other current assets were as follows (in thousands):

                                             DECEMBER 31,
                                             ------------
                                             2001   2002
                                             -----  -----
Prepaid rent                                 $ 185  $  68
Deposits                                        26     22
Other                                          141    165
                                             -----  -----
  Prepaid expenses and other current assets  $ 352  $ 255
                                             =====  =====

4.   PROPERTY AND EQUIPMENT, NET

     The  components  of  property and equipment were as follows (in thousands):

                                                   DECEMBER 31,
                                                ------------------
                                                  2001      2002
                                                --------  --------
Computer equipment                              $ 4,342   $ 1,260
Furniture and fixtures                              900       798
Leasehold improvements                              544       140
Software development and implementation costs     4,177     4,207
Purchased software                                3,164     3,144
                                                --------  --------
  Property and equipment                         13,127     9,549

Less accumulated depreciation and amortization   (7,733)   (5,879)
                                                --------  --------
  Property and equipment, net                   $ 5,394   $ 3,670
                                                ========  ========

5.   DEBT

Revolving  Line  of  Credit

     The Company has a credit facility from a foreign bank with an available line of approximately $1.2 million (750,000 Great Britain Pounds), collateralized by and based on eligible foreign accounts receivable, secured by a mortgage deed against all the assets of the Europe Division and guaranteed by the Company. At December 31, 2002, the Company had used $0.1 million in excess of the line available. The interest rate on this line of credit was 6.0% at December 31, 2002. The line is available through March 2004, however, it may become due upon demand. At March 21, 2003 the amount borrowed against the line of credit was $672,000.

Accounts  Receivable  Financing

     The Company has an agreement with a bank, which provides for financing of eligible U.S. accounts receivable under a purchase and sale agreement. The maximum funds available under the agreement is $2.5 million. The agreement allows for the bank to request repurchase of an account receivable under certain conditions. The bank has never requested repurchase of an account receivable. At December 31, 2002, the Company had not sold accounts receivable pursuant to this agreement. At March 21, 2003 there were $339,000 in receivables sold under the agreement. At December 31, 2001 and 2002, $379,165 and $277,957,
respectively, of eligible accounts receivable under the purchase and sale agreement were available for financing.

6.   ACCRUED  EXPENSES

     The components of accrued expenses were as follows (in thousands):

                                                 DECEMBER 31,
                                                --------------
                                                 2001    2002
                                                ------  ------
Compensation and related expenses               $  495  $  589
Bonuses                                            388     176
Professional fees                                  427     270
Vacations                                          442     721
Other taxes                                        634     464
Leasehold abandonment reserve, current portion     319     622
Other                                              567     477
                                                ------  ------
  Accrued expenses                              $3,272  $3,319
                                                ======  ======

7.   INCOME TAXES

     The following is a summary of the significant components of the Company's deferred income taxes (in thousands):

                                       DECEMBER 31,
                                   -------------------
                                     2001      2002
                                   --------  ---------
Deferred tax assets:
  Net operating loss carryforward  $11,100   $ 11,886
  Accrued expenses                     870        526
  Valuation allowance               (4,000)   (10,319)
                                   --------  ---------
    Deferred tax assets              7,970      2,093
                                   --------  ---------
Deferred tax liabilities:
  Property and equipment             1,351      1,093
                                   --------  ---------
    Deferred tax liabilities         1,351      1,093
                                   --------  ---------
    Net, deferred tax assets       $ 6,619   $  1,000
                                   ========  =========

     At December 31, 2002, for US Federal income tax reporting purposes, the Company had $24.9 million of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in 2020, 2021 and 2022.

     At December 31, 2002, the Company also had foreign net operating loss carryforwards totaling $7.8 million with $3.8 million expiring in 2006. The remaining $4.0 million have no expiration date.

     The benefit from utilization of net operating loss carryforwards could be subject to limitations if significant ownership changes occur in the Company. The Company's ability to realize the entire benefit of its deferred tax asset requires that the Company achieve certain future earnings levels prior to the expiration of its NOL carryforwards. The Company recorded a $4.0 million and a $6.3 million valuation allowance against deferred tax assets during 2001 and 2002, respectively. The Company believes it will generate sufficient taxable income to realize the remaining $1.0 million in deferred tax assets. The Company could be required to record a valuation allowance for the remaining net carrying value of its deferred tax asset if market conditions deteriorate and future earnings are below, or projected to be below, its current estimates and management believes it is more likely than not the deferred tax assets will fail to be realized.

The components of the Company's provision for income taxes were as follows (in thousands):

                                                 DECEMBER 31,
                                           ------------------------
                                             2000     2001    2002
                                           --------  ------  ------
United States federal and state:
  Deferred provision (benefit)             $(5,121)  $2,334  $4,086
                                           --------  ------  ------
                                            (5,121)   2,334   4,086
                                           --------  ------  ------

Foreign:
  Deferred  provision (benefit)             (2,226)     173   1,682
                                           --------  ------  ------
                                            (2,226)     173   1,682
                                           --------  ------  ------

    Provision (benefit) for income taxes   $(7,347)  $2,507  $5,768
                                           ========  ======  ======

     The difference between the effective federal income tax rate reflected in the provision (benefit) for income taxes and the statutory federal income tax rate are summarized as follows:

                            DECEMBER 31,
                      -------------------------
                       2000     2001      2002
                      ------   -------   ------
U.S. statutory rate   (34.0)%   (34.0)%  (34.0)%
State and local        (2.7)    (4.3)     (2.4)
Foreign                 0.5     (1.1)      0.7
Other                   0.5      1.3       2.2
Valuation allowance.      -    116.6     395.2
                      ------   -------   ------
  Effective tax rate  (35.7)%   78.5 %   361.7 %
                      ======   =======   ======

     The U.S. components of income (loss) before taxes were $(13.7), $(3.4) and $(1.0) million in 2000, 2001 and 2002, respectively, and the foreign components were $(6.9), $0.2 and $(0.6) million in 2000, 2001 and 2002, respectively.

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

     The following table sets forth pertinent information regarding stock option transactions and stock option prices during the years ended December 31, 2000, 2001 and 2002:

                                                                           NUMBER OF    WEIGHTED
                                                                           SHARES OF    AVERAGE
                                                                           UNDERLYING   EXERCISE
                                                                            OPTIONS      PRICES
                                                                          ------------  --------
Outstanding at December 31, 1999                                            1,041,060       9.63
Granted                                                                     1,038,699       1.98
Exercised
Forfeited                                                                    (750,162)      9.48
                                                                          ------------
Outstanding at December 31, 2000                                            1,329,597       3.61
Granted                                                                     1,172,749       0.38
Exercised
Forfeited                                                                  (1,010,496)      3.40
                                                                          ------------
Outstanding at December 31, 2001                                            1,491,850       1.21
Granted                                                                       458,875        .18
Exercised                                                                           -          -
Forfeited                                                                   (  53,320)      1.40
                                                                          ------------  --------
Outstanding at December 31, 2002                                            1,897,405       0.96
                                                                          ------------  --------
Exercisable at December 31, 2000                                              262,430       6.04
                                                                          ------------  --------
Exercisable at December 31, 2001                                              618,957       1.64
                                                                          ------------  --------
Exercisable at December 31, 2002                                            1,045,595       1.33
                                                                          ============  ========
Weighted average exercise price of options granted during the year ended
    December 31, 2002                                                                   $   0.18
                                                                                        ========

     The following table sets forth pertinent information regarding the outstanding stock options at December 31, 2002:

                           Options Outstanding                 Options Exercisable
                -----------------------------------------  ----------------------------
                                               Weighted-
 Actual Range                Weighted Average   Average                    Weighted-
 of Exercise      Number        Remaining       Exercise     Number         Average
    Prices      Outstanding  Contractual Life    Price     Exercisable  Exercise Price
--------------  -----------  ----------------  ----------  -----------  ---------------
$0.00 -   0.17      439,875               9.9  $     0.17      120,000  $          0.17
 0.30 -   0.78    1,052,899               8.9        0.32      624,831             0.32
 1.00 -   1.56      148,950               7.7        1.20       94,983             1.29
 1.69 -   3.25      134,366               7.4        2.13       96,066             2.16
 3.44 -  15.25      121,315               5.4        7.72      109,715             7.63
--------------  -----------  ----------------  ----------  -----------  ---------------
 0.00 -  15.25    1,897,405               6.8        0.96    1,045,595             1.33

Pro Forma Net Loss and Loss Per Share

     Had the compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS No. 123, the Company's net loss per share at December 31, 2000, 2001 and 2002 would approximate the pro forma amounts below (in thousands except per share amounts):

                                           2000       2001      2002
                                         ---------  --------  --------
Net loss, as reported                    $(13,217)  $(5,700)  $(7,363)
Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                 (1,780)   (3,693)   (1,050)
                                         ---------  --------  --------
Pro forma                                 (14,997)   (9,393)   (8,413)
Basic and diluted earnings per share:
  As reported                            $  (1.93)  $ (0.68)  $ (0.87)
  Pro forma                                 (2.19)    (1.12)    (1.00)

     The fair value of each stock option granted is estimated on the date of grant using the minimum value method of option pricing based on the following weighted-average assumptions: dividend yield of 0%; risk-free interest rates ranging from 3.13% to 6.77%; volatility ranging from 50% to 137%; and expected life of 5 years. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

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

Loss  Per  Share

     The following table summarizes the Company's computation of loss per share for the years ended December 31, 2000, 2001 and 2002 (in thousands, except per share amounts). The calculation of diluted weighted average shares outstanding excludes 4.3 million, 4.5 million and 4.9 million common shares pursuant to outstanding options and warrants for the year ended December 31, 2000, 2001 and 2002, respectively, because their effect was antidilutive.

                                                                        YEARS ENDED DECEMBER 31,
                                                                       2000       2001      2002
                                                                     ---------  --------  --------
Basic loss per share                                                 $  (1.93)  $ (0.68)  $ (0.87)
                                                                     =========  ========  ========
Net loss                                                             $(13,217)  $(5,700)  $(7,363)
                                                                     =========  ========  ========
Weighted average shares outstanding                                     6,841     8,419     8,419
Computation of diluted loss per share:
  Common shares issuable under outstanding stock options                    -         -         -
  Less shares assumed repurchased with proceeds from exercise stock
    Options                                                                 -         -         -
                                                                     ---------  --------  --------
  Adjusted weighted average shares outstanding                          6,841     8,419     8,419
                                                                     =========  ========  ========
  Diluted loss per share                                             $  (1.93)  $ (0.68)  $ (0.87)
                                                                     =========  ========  ========

10.  COMMITMENTS  AND  CONTINGENCIES

     The Company leases various office facilities under non-cancelable operating lease agreements. Rent expense amounted to $2,656,000, $2,541,000 and $1,785,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

     At December 31, 2002, future lease payments (in thousands) under non-cancelable leases with terms of more than one year are as follows:

                  Lease    Sublease
                Payments   Receipts
                ---------  ---------
2003            $   2,180  $   1,214
2004                  975        619
2005                  119          -
2006                   57          -
2007                   42          -
                ---------  ---------
                $   3,373  $   1,833
                           =========
Less subleases      1,833
                ---------
     Total      $   1,540
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

11.   EMPLOYEE  BENEFIT  PLANS

401(k)  Plan

     The Company sponsors a 401(k) profit sharing plan (the "401(k) Plan") which covers substantially all of its U.S. employees. Employees are eligible to participate after completing three months of service. The 401(k) Plan provides for elective contributions by employees up to the maximum limit allowed by the Internal Revenue Code. The Company currently matches 50% of the amount deferred by participants, on deferral amounts up to 7.5% of compensation. Although the Company has not made any profit sharing contributions, the 401(k) Plan permits the Company to make a discretionary profit sharing contribution which, if made, is allocated to the accounts of participants who have been credited with 1,000 hours of service during a plan year and who are employed on the last day of a plan year. The Company made matching contributions equal to $0.50 for the years ended December 31, 2000, 2001 and 2002 for each dollar contributed to the 401(k) Plan, subject to the limits noted above, by employees. These amounts have been included in general and administrative expenses on the statements of operations. An employee is fully vested in the matching contributions after six years of employment, or earlier upon attainment of appropriate retirement age, upon retirement due to disability, or upon death. The Company sponsors similar plans in Canada and the United Kingdom and previously in Mexico, South Africa and Venezuela, pursuant to which employees may defer specified percentages of compensation which the Company matches at a rate of 50-100% on the first 3-5% of compensation deferred. The Company made contributions to voluntary retirement plans aggregating approximately $287,000, $117,000 and $172,558 during the years ended December 31, 2000, 2001 and 2002, respectively. Payment of benefits is generally made in the form of a single lump sum or in installments.

Incentive  Compensation  and  Profit  Sharing  Policies

     The Company has implemented incentive compensation and profit sharing policies that cover substantially all salaried employees. Employees in positions at project manager or below, as well as administrative staff, are eligible for discretionary profit sharing payments. Each employee's profit sharing payment is based on a formula and is contingent upon his or her level of salary and length of service. Employees in positions at project manager or above are eligible for incentive compensation payments based on satisfaction of applicable performance criteria. The Company approved and made incentive compensation and profit sharing payments aggregating approximately $1,304,000, $1,586,000 and $843,000 for the years ended December 31, 2000, 2001 and 2002, respectively, which are included in sales, general and administrative expense.

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

     During the three months ended June 30, 2001 the Company recorded a $0.8 million charge for the abandonment of additional leases. The charge was included in general and administrative costs. Payments for unutilized leased office space totaling $1.1 million were charged against the reserve in 2001. At December 31, 2001, the Company had a remaining accrual of $1.1 million, of which $0.8 million is included in long-term liabilities.

     During the three months ended December 31, 2002 the Company recorded a $0.4 million charge for the abandonment of additional leases. The charge was included in general and administrative costs. Payments for unutilized leased office space totaling $0.3 million were charged against the reserve in 2002. At December 31, 2002, the Company has a remaining accrual of $1.1 million of which $0.5 million is included in long-term liabilities.

13.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                  YEARS ENDED DECEMBER, 31
                                                                      2000    2001   2002
                                                                    --------  -----  -----
Cash paid (received) for interest and income taxes (in thousands):
  Interest                                                          $    74   $  62  $  39
  Income taxes                                                       (2,697)      -      -

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

     The  Company's  reportable  segment  information  was  as  follows:

                                                EUROPE,
                                              MIDDLE EAST
(in thousands)                    AMERICAS     & AFRICA      ASIA PACIFIC     TOTAL
                                 ----------  -------------  --------------  ---------
YEAR ENDED DECEMBER 31, 2000
  Revenue                        $  11,834   $     12,476   $       6,679   $ 30,989
 Operating loss                    (12,363)        (5,033)         (3,193)   (20,589)
  Total assets                      14,872          6,440           3,628     24,940
 Capital expenditures                  151             34              68        253
 Depreciation and amortization       1,530          1,076             404      3,010
YEAR ENDED DECEMBER 31, 2001
  Revenue                        $   5,389   $     17,144   $       6,121   $ 28,654
 Operating income (loss)            (3,320)           391              62     (2,867)
  Total assets                       6,630          7,419           3,163     17,212
 Capital expenditures                    4             34              16         54
 Depreciation and amortization.        695          1,205             406      2,306
YEAR ENDED DECEMBER 31, 2002
  Revenue                        $   3,994   $     14,966   $       4,711   $ 23,671
 Operating (loss)                   (1,140)          (191)           (551)    (1,470)
  Total assets                       1,610          5,817           2,149      9,576
 Capital expenditures                   14              8              17         39
 Depreciation and amortization         344          1,128             307      1,779

15.   QUARTERLY OPERATING RESULTS (UNAUDITED)

     The following tables set forth unaudited income statement data for each of the eight quarters in the period beginning January 1, 2001 and ending December
31, 2002, as well as the percentage of the Company's total revenue represented by each item. In management's opinion, this unaudited information has been prepared on a basis consistent with the Company's audited annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Yearly Report Form 10K. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                          THREE MONTH PERIOD ENDED
                                          --------------------------------------------------------------------------------------
                                          MARCH 31,  JUNE 30,   SEPT. 30,   DEC. 31,  MARCH 31,   JUNE 30,  SEPT. 30,   DEC. 31,
                                            2001       2001       2001       2001      2002        2002       2002       2002
                                          ---------  --------  ---------  ----------  ---------  ---------  ---------  ---------
INCOME STATEMENT DATA:
( in thousands except per share amounts)
 Revenue . . . . . . . . . . . . . . . .  $  8,536   $ 7,607   $  5,843   $   6,668   $  6,898   $  5,419   $  5,893   $  5,461
 Cost of revenue . . . . . . . . . . . .     4,993     4,572      3,332       3,639      3,775      3,405      3,414      3,590
                                          ---------  --------  ---------  ----------  ---------  ---------  ---------  ---------
 Gross profit. . . . . . . . . . . . . .     3,543     3,035      2,511       3,029      3,123      2,014      2,479      1,871
 Selling and marketing expense . . . . .     1,058       987        606         629        578        606        614        544
 Development expense . . . . . . . . . .       458       174         28          42         45         36         40         44
 General and administrative expense. . .     3,375     2,851      2,074       2,111      1,978      2,162      1,881      1,856
 Amortization expense. . . . . . . . . .       148       148        148         148        143        144        143        144
                                          ---------  --------  ---------  ----------  ---------  ---------  ---------  ---------
 Operating income (loss) . . . . . . . .    (1,496)   (1,125)      (345)         99        379       (933)      (199)      (717)
 Other income (expense), net . . . . . .         0       (39)      (243)        (44)       (58)        (7)       (32)       (28)
                                          ---------  --------  ---------  ----------  ---------  ---------  ---------  ---------
 Income (loss) before taxes. . . . . . .    (1,496)   (1,164)      (588)         55        321       (940)      (231)      (745)
 Provision (benefit) for income taxes. .      (548)    3,185        (30)       (100)       235       (192)     3,226      2,499
                                          ---------  --------  ---------  ----------  ---------  ---------  ---------  ---------
 Net  income (loss). . . . . . . . . . .  $   (948)  $(4,349)  $   (558)  $     155   $     86   $   (748)  $ (3,457)  $ (3,244)
                                          =========  ========  =========  ==========  =========  =========  =========  =========
 Basic earnings (loss) per share . . . .  $  (0.11)  $ (0.52)  $  (0.07)  $    0.02   $    .01   $  (0.09)  $  (0.41)  $  (0.38)
 Weighted average shares outstanding . .     8,419     8,419      8,419       8,419      8,419      8,419      8,419      8,419
 Diluted earnings (loss) per share . . .  $  (0.11)  $ (0.52)  $  (0.07)  $    0.02   $    .01   $  (0.09)  $  (0.41)  $  (0.38)
 Weighted average shares outstanding         8,419     8,419      8,419       8,419      8,419      8,419      8,419      8,419

                                                                            As a percent of revenue
Revenue. . . . . . . . . . . . . . . . .     100.0%    100.0%     100.0%      100.0%     100.0%     100.0%     100.0%     100.0%
 Cost of revenue . . . . . . . . . . . .      58.5      60.1       57.0        54.6       54.7       62.8       57.9       65.7
                                          ---------  --------  ---------  ----------  ---------  ---------  ---------  ---------
 Gross profit. . . . . . . . . . . . . .      41.5      39.9       43.0        45.4       45.3       37.2       42.1       34.3
 Selling and marketing expense . . . . .      12.4      13.0       10.4         9.4        8.4       11.2       10.4       10.0
 Development expense . . . . . . . . . .       5.4       2.3        0.5         0.6        0.7        0.7        0.7        0.8
 General and administrative expense. . .      39.5      37.5       35.5        31.7       28.7       39.9       31.9       34.0
 Amortization expense. . . . . . . . . .       1.7       1.9        2.5         2.2        2.1        2.7        2.4        2.6
                                          ---------  --------  ---------  ----------  ---------  ---------  ---------  ---------
 Operating income (loss) . . . . . . . .     (17.5)    (14.8)      (5.9)        1.5        5.5      (17.2)      (3.3)     (13.1)
 Other income (expense), net . . . . . .         -      (0.5)      (4.2)       (0.7)      (0.8)      (0.1)      (0.6)      (0.5)
                                          ---------  --------  ---------  ----------  ---------  ---------  ---------  ---------
 Income (loss) before taxes. . . . . . .     (17.5)    (15.3)     (10.1)        0.8        4.7      (17.3)      (3.9)     (13.6)
 Provision (benefit) for income taxes. .      (6.4)     41.9       (0.6)       (1.5)       3.4       (3.5)      54.8       45.7
                                          ---------  --------  ---------  ----------  ---------  ---------  ---------  ---------
 Net income (loss) . . . . . . . . . . .     (11.1)%   (57.2)%     (9.5)%       2.3%       1.2%     (13.8)%    (58.7)%    (59.3)%
                                          =========  ========  =========  ==========  =========  =========  =========  =========