Form 10-Q
period 2003-03-31
DA CONSULTING GROUP INC
filed 2003-05-20
CIK 1051209

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________TO _____________


                        COMMISSION FILE NUMBER: 00-24055

                            DA CONSULTING GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 TEXAS                                 76-0418488
    (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

         5847 SAN FELIPE, SUITE 1100                   77057
         HOUSTON, TEXAS  77057                      (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (713) 361-3000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
    (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                     REPORT)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES [X]   NO  [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                   YES [ ]   NO  [X]

   NUMBER OF SHARES OUTSTANDING OF COMMON STOCK AS OF MAY 14, 2003:  8,418,604


================================================================================

                            DA CONSULTING GROUP, INC.
                                      INDEX
                                     PART I
                              FINANCIAL INFORMATION


                                                                                     PAGE NO.
                                                                                     --------

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets at March 31, 2003 (unaudited)
           and December 31, 2002 . . . . . . . . . . . . . . . . . . . . . . . . . .     3
         Condensed Consolidated Statements of Operations for the Three Months ended
           March 31, 2003 and 2002 (unaudited) . . . . . . . . . . . . . . . . . . .     4
         Condensed Consolidated Statements of Cash Flows for the Three Months ended
           March 31, 2003 and 2002 (unaudited) . . . . . . . . . . . . . . . . . . .     5
         Notes to Unaudited Condensed Consolidated Financial Statements. . . . . . .     6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . .     9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. . . . . . . . .    13

Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . .    13


                                    PART II

                                OTHER INFORMATION

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . .        13

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .        14

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15

                                    PART I-FINANCIAL INFORMATION

                                    ITEM 1. FINANCIAL STATEMENTS

                                      DA CONSULTING GROUP, INC.
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In thousands, except share and per share amounts)


                                                                         MARCH 31,     DECEMBER 31,
                                                                            2003           2002
                                                                        ------------  --------------
                                     ASSETS                             (Unaudited)
                                     ------
Current Assets:
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .  $       343   $         576
 Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . .        2,582           3,615
 Unbilled revenue. . . . . . . . . . . . . . . . . . . . . . . . . . .          122              50
 Deferred taxas set. . . . . . . . . . . . . . . . . . . . . . . . . .            -             160
 Prepaid expenses and other current assets . . . . . . . . . . . . . .          402             255
                                                                        ------------  --------------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . .        3,449           4,656
                                                                        ------------  --------------
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . .        3,366           3,670
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          210             204
Deferred taxas set . . . . . . . . . . . . . . . . . . . . . . . . . .            -             840
Goodwill, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          206             206
                                                                        ------------  --------------
    Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     7,231   $       9,576
                                                                        ============  ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities:
 Revolving line of credit. . . . . . . . . . . . . . . . . . . . . . .  $       835   $       1,335
 Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .        1,489           1,268
 Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .        3,366           3,319
                                                                        ------------  --------------
    Total current liabilities. . . . . . . . . . . . . . . . . . . . .        5,690           5,922
                                                                        ------------  --------------
Lease abandonment liabilities. . . . . . . . . . . . . . . . . . . . .          202             396
Other long-term liabilities. . . . . . . . . . . . . . . . . . . . . .          130             130
Commitments and contingencies

Shareholders' Equity:
 Preferred stock, $0.01 par value: 10,000,000 shares authorized. . . .            -               -
 Common stock, $0.01 par value: 40,000,000 shares authorized; 8,571,777
    shares issued; 8,418,604  shares outstanding . . . . . . . . . . .           85              85
 Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . .       34,039          34,039
 Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . .      (30,136)        (28,145)
 Accumulated other comprehensive loss. . . . . . . . . . . . . . . . .       (1,257)         (1,329)
 Treasury stock,153,173 shares at cost . . . . . . . . . . . . . . . .       (1,522)         (1,522)
                                                                        ------------  --------------
  Total shareholders' equity . . . . . . . . . . . . . . . . . . . . .        1,209           3,128
                                                                        ------------  --------------
    Total liabilities and shareholders' equity . . . . . . . . . . . .  $     7,231   $       9,576
                                                                        ============  ==============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                            DA CONSULTING GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                          THREE MONTHS ENDED
                                              MARCH 31,
                                          2003         2002
                                      ------------  ----------
Revenue. . . . . . . . . . . . . . .  $     4,860   $   6,898
Cost of revenue. . . . . . . . . . .        3,360       3,775
                                      ------------  ----------
  Gross profit . . . . . . . . . . .        1,500       3,123

Selling and marketing expense. . . .          630         578
Development expense. . . . . . . . .           29          45
General and administrative expense .        1,730       2,121
                                      ------------  ----------
  Operating income (loss). . . . . .         (889)        379
                                      ------------  ----------
Interest expense, net. . . . . . . .           (8)         (6)
Other expense, net . . . . . . . . .          (33)        (52)
                                      ------------  ----------
  Total other expense, net . . . . .          (41)        (58)
                                      ------------  ----------
  Income (loss) before taxes . . . .         (930)        321

Provision for income taxes . . . . .        1,061         235
                                      ------------  ----------

  Net income (loss). . . . . . . . .  $    (1,991)  $      86
                                      ============  ==========
Basic earnings (loss) per share. . .  $      (.24)  $     .01
Weighted average shares outstanding.        8,419       8,419

Diluted earnings (loss) per share. .  $      (.24)  $     .01
Weighted average shares outstanding.        8,419       8,872


The accompanying notes are an integral part of the condensed consolidated financial statements.

                                         DA CONSULTING GROUP, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (In thousands)
                                                (Unaudited)


                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                       2003         2002
                                                                                   ------------  ----------
Cash flows from operating activities:
  Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (1,991)  $      86
                                                                                   ------------  ----------
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Loss on disposal of equipment                                                            -          26
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . .          323         456
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,061         232
    Changes in operating assets and liabilities:
      Accounts receivable, netand unbilled revenue. . . . . . . . . . . . . . . .          961        (586)
      Prepaid expenses and other current assets . . . . . . . . . . . . . . . . .         (147)        (73)
      Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (6)        (19)
      Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . .            6         180
                                                                                   ------------  ----------
        Total adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,198         216
                                                                                   ------------  ----------
        Net cash provided by operating activities . . . . . . . . . . . . . . . .          207         302
                                                                                   ------------  ----------

Cash flows used in investing activities:
   Purchases of property and equipment. . . . . . . . . . . . . . . . . . . . . .          (12)          -
                                                                                   ------------  ----------
Cash flows used in financing activities:
   Repayment of revolving line of credit. . . . . . . . . . . . . . . . . . . . .         (500)       (407)
                                                                                   ------------  ----------
Effect of changes in foreign currency exchange rate on cash and cash equivalents.           72          12
                                                                                   ------------  ----------
        Decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . .         (233)        (93)
Cash and cash equivalents at beginning of period. . . . . . . . . . . . . . . . .          576         373
                                                                                   ------------  ----------
Cash and cash equivalents at end of period. . . . . . . . . . . . . . . . . . . .  $       343   $     280
                                                                                   ============  ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                            DA CONSULTING GROUP, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION  AND  BUSINESS

     DA Consulting Group, Inc. ("DACG(TM)" and, together with its subsidiaries, the "Company") is an international provider of employee education and software solutions to companies investing in business information technology. Through its offices in six countries, DACG delivers customized services for documentation and training necessary for implementation of extended enterprise software applications; technical and non-technical employee education and continuous learning programs; e-Learning applications such as computer-based-training; learning management systems; and consulting on human resource management, change management and change communications. The consolidated financial statements include the accounts of DACG and all wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

(2)  BASIS  OF  PRESENTATION

     The unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K. The unaudited condensed consolidated financial statements included herein have been prepared by the Company without an audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results which will be realized for the year ending December 31, 2003.

     The unaudited condensed consolidated financial information included herein reflects all adjustments, consisting only of normal recurring adjustments, which are necessary, in the opinion of management, for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented.

New  Accounting  Pronouncements

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company adopted the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. Adoption of SFAS 146 in the first quarter of 2003 did not have a material effect on the Company's financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS 148), which amended SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). The new standard provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. In compliance with SFAS 148, DACG has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employee, and has made the applicable disclosures in note 8 to the consolidated financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K.

3)   LIQUIDITY,  GOING  CONCERN  AND  MANAGEMENTS  PLANS

Significant losses were incurred for fiscal years 1999 through 2002. The Company incurred significant losses in the quarter ending March 31, 2003 and revenue expectations in the second quarter of 2003 have been short of expectations due to a large project cancellation following the sale of a customer' business and the continued difficult technology market. The Company is in negotiations to merge with another company. In the event the merger is not completed, another source of financing will be required for the Company to continue its operations. Current financing is not adequate to continue as a going concern. Continued losses and the uncertainty of the Company's ability to raise additional capital raise substantial doubt about the Company's ability to continue as a going concern.

To the extent the merger is not completed, the cash generated from the line of credit, receivables based financing, and continued operations are insufficient to meet the Company's current working capital needs, the Company will have to raise additional capital. No assurance can be given that additional funding will be available or, if available, will be on terms acceptable to the Company. Uncertainty regarding the amount and timing of any proceeds from the Company's plans to raise additional capital raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the second quarter of 2003 the Company has not been able to maintain compliance with its Europe based financing agreement on a consistent basis. At May 16, 2003 the Company had borrowed $785,000 against the credit facility and had $1,150,000 in collateralized receivables. The agreement requires collateralization of 200% of receivables or $1,570,000. The Company is requesting a waiver until the merger can be completed. There can be no assurance that the Company will be able to obtain a waiver or additional financing on acceptable terms, if at all.

At May 16, 2003 the Company had sold $0.4 million U. S. accounts receivables under a receivable based financing agreement representing all eligible U. S. accounts receivable.

(4)  INCOME  TAXES

     At March 31, 2003 the Company had $11.6 million of net deferred tax assets primarily consisting of net operating loss carryforwards. The benefit from utilization of net operating loss carryforwards could be subject to limitations if significant ownership changes occur in the Company. The Company's ability to realize the entire benefit of its deferred tax asset requires that the Company achieve certain future earnings levels prior to the expiration of its net operating loss carryforwards. The Company has recorded a $11.6 million valuation allowance against deferred tax assets resulting in a net carrying value of zero.

(5)  DEBT

Revolving  Line  of  Credit

     The Company has a credit facility from a foreign bank with an available line of approximately $1.2 million (750,000 Great Britain Pounds), collateralized by and based on eligible foreign accounts receivable, secured by a mortgage deed against all the assets of the Europe Division and guaranteed by the Company. At March 31, 2003, the Company had used $0.8 million of the credit facility. The interest rate on this line of credit was 5.75% at March 31, 2003. The line of credit is available through March 2004, however, the line of credit is due upon demand.

     During the second quarter of 2003 the Company has not been able to maintain compliance with its Europe based financing agreement on a consistent basis. At May 16, 2003 the Company had borrowed $785,000 against the credit facility and had $1,150,000 in collateralized receivables. The agreement requires collateralized receivables in the amount of $1,570,000. The Company is not in compliance with this credit facility at May 20, 2003. The Company is requesting a waiver.

Accounts  Receivable  Financing

     The Company has an agreement with a bank, which provides for financing of eligible U.S. accounts receivable under a purchase and sale agreement. The maximum funds available under the agreement is $2.5 million. The agreement allows for the bank to request repurchase of an account receivable under certain conditions. The bank has never requested repurchase of an account receivable. At March 31, 2003, the Company had sold $0.4 million accounts receivable pursuant to this agreement. At May 16, 2003 the Company had sold $0.4 million
U. S. accounts receivables under a receivable based financing agreement representing all eligible U. S. accounts receivable.

(6)  LEASE  LIABILITIES

     The Company has recorded liabilities related to losses on leases abandoned and termination liabilities on leases requiring the leased property be returned to its original condition. During the three months ended March 31, 2003 payments charged to the reserve totaled $0.1 million and the reserve was reduced by $0.1 million resulting in a reduction of general and administrative expenses. The balance remaining at March 31, 2003 was $0.9 million of which $0.2 million is recorded as long-term debt. During the three months ended March 31, 2002 payments against the reserve totaled $0.2 million and no adjustments of the reserve were recorded.

(7)  COMPREHENSIVE  INCOME  (LOSS)

      Comprehensive  income  (loss)  is  comprised of two components: net income
(loss) and other comprehensive income. Other comprehensive income is comprised of foreign currency translation adjustments from international subsidiaries that under generally accepted accounting principles are recorded as an element of shareholders' equity and are excluded from net income (loss). The components of comprehensive income (loss) are listed below (in thousands):

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                     2003        2002
                                                 ------------  ---------
          Net income (loss) . . . . . . . . . .  $    (1,991)  $      86
          Other comprehensive income. . . . . .           72          12
                                                 ------------  ---------
          Comprehensive income (loss) . . . . .  $    (1,919)  $      98
                                                 ============  =========


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

     The following table summarizes the Company's computation of earnings (loss) per share for the quarter ended March 31, 2003 and 2002 (in thousands, except per share amounts):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           ------------------------
                                                               2003         2002
                                                           -------------  ---------
Basic earnings (loss) per share . . . . . . . . . . . . . .$      (0.24)  $   0.01
                                                           =============  =========
Net income (loss) . . . . . . . . . . . . . . . . . . . . .$     (1,991)  $     86
                                                           =============  =========
Weighted average shares outstanding . . . . . . . . . . . .       8,419      8,419
Computation of diluted earnings per share:
  Common shares issuable under outstanding stock options.            --      1,029
  Less shares assumed repurchased with proceeds from
  exercise of stock options  ions . . . . . . . . . . . . .          --      (576)
                                                           ------------------------
  Adjusted weighted average shares outstanding. . . . . . .       8,419      8,872
                                                           =============  =========
Diluted earnings (loss) per share . . . . . . . . . . . . .$      (0.24)  $   0.01
                                                           =============  =========

     Approximately 1,883,000 antidilutive options and 3,000,000 antidilutive warrants were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2003. Approximately 463,000 antidilutive options and 3,000,000 antidilutive warrants were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2002.

(9)  PRO  FORMA  NET  LOSS  AND  EARNINGS  (LOSS)  PER  SHARE

     Had the compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS 123, the Company's net loss per share at March 31, 2003 and 2002 approximate the pro forma amounts below (in thousands, except per share amounts):

                                                 THREE MONTHS ENDED
                                              ------------------------
                                                      MARCH 31,
                                              ------------------------
                                                  2003         2002
                                              ------------  ----------
Net income (loss), as reported                $    (1,991)  $      86
Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                           (100)       (239)
                                              ------------  ----------
Pro forma                                          (2,091)       (153)

Basic and diluted earnings (loss) per share:
     As reported . . . . . . . . . . . . . .  $     (0.24)  $    0.01
     Pro forma                                      (0.25)      (0.02)


     The fair value of each stock option granted is estimated on the date of grant using the minimum value method of option pricing based on the following weighted-average assumptions: dividend yield of 0%; risk-free interest rates ranging from 3.13% to 6.77%; volatility ranging from 50% to 137%; and expected life of 5 years. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

(10) GEOGRAPHIC  FINANCIAL  DATA

     Revenue from the Company's operations are presented below by operating division (in thousands):

                                                   EUROPE,
                                                 MIDDLE EAST
                                     AMERICAS     & AFRICA     ASIA PACIFIC    TOTAL
                                    ----------  -------------  -------------  -------
THREE MONTHS ENDED MARCH 31, 2003
     Revenue                        $   1,303   $      2,087   $       1,470  $4,860
     Operating income (loss) . . . .      (58)        (1,019)            188    (889)
THREE MONTHS ENDED MARCH 31, 2002
     Revenue                        $     706   $      4,459   $       1,733  $6,898
     Operating income (loss) . . . .     (443)           617             205     379


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

     Recognizing the global nature of its existing and prospective client base, the Company has built a substantial international presence. The Company is currently organized into three divisions: the Americas Division; the EMEA Division, which includes Europe; and the Asia Pacific Division, which includes its Australia operations.

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

     For the fiscal years 1999 through 2002 the Company incurred significant losses before income taxes. The
Company incurred additional significant losses for the first quarter of 2003. At March 31, 2003, the Company had generated net operating loss carryforwards for tax reporting purposes of approximately $33.6 million recording $12.2 million of deferred tax assets of which the Company has recorded a valuation allowance of approximately $12.2 million resulting no deferred tax assets from net operating loss carryover net of the allowance based upon management's estimate of future taxable income, against the deferred tax asset generated from the net operating loss carryforwards.

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

 Accounting  for  Stock  Options

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), which sets forth accounting and disclosure requirements for stock option and other stock-based compensation plans. The statement encourages, but does not require, companies to record stock-based compensation expense using a fair-value method, rather than the intrinsic-value method prescribed by APB Opinion No. 25. The Company has adopted only the disclosure requirements of SFAS 123 and has elected to continue to record stock-based compensation expense using the intrinsic-value approach prescribed by APB No. 25. Accordingly, the Company computes compensation cost as the amount by which the intrinsic value of the Company's common stock exceeds the exercise price on the date of grant. The amount of compensation cost, if any, is charged to income over the vesting period.

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

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

     Revenue. Revenue decreased by $2 million, or 29.5%, from $6.9 million in the first quarter of 2002 to $4.9 million in the first quarter of 2003, reflecting decreases in Europe and Asia and an increase in America. Product sales decreased from $0.5 million in 2002 to $0.1 million in 2003. Revenue from the Americas Division increased by 84.6% from $0.7 million to $1.3 million;
revenue from the EMEA Division decreased by 53.2% from $4.5 million to $2.1 million; and revenue from the Asia Pacific Division decreased by 15.2% from $1.7 million to $1.5 million. The Company ended the first quarter with 220 total employees, down from 258 employees at the end of the same period of the prior year. Billable headcount has decreased 18% compared to the first quarter of 2002. Revenue for the first quarter of 2003 was 11.0% less than revenue in the fourth quarter of 2002.

     Gross profit. Gross profit decreased by $1.6 million, or 52.0%, from $3.1 million in the first quarter of 2002 to $1.5 million in the first quarter of 2003 and decreased as a percent of revenue from 45.3% in the first quarter of 2002 to 30.9% in the first quarter of 2003. The decrease in the gross profit margin percentage is primarily attributable to decreased staff utilization, bill rates and reduced recovery of travel costs offset partially by a increase in margin on product sales.

     Selling and marketing expense. Selling and marketing expense increased $52,000 or 9.0%, from $578,000 in the first quarter of 2002 to $630,000 in the first quarter of 2003. The increase is the result of purchased services. The Company had 22 sales and marketing personnel in the first quarter of 2002 and the first quarter of 2003.

     Development  expense.   Development  expense  decreased  $16,000, or 35.6%,
from $45,000 in the first quarter of 2002 to $29,000 in the first quarter of 2003 reflecting reduced spending on new tools.

     General and administrative expense. General and administrative expense decreased by $0.4 million, or 18.4%, from $2.1 million in the first quarter of 2002 to $1.7 million in the first quarter of 2003. The decrease in expense is due primarily to a reduction in incentive pay, facilities and depreciation. Depreciation expense included in general and administrative costs decreased from $0.4 million in the first quarter of 2002 to $0.3 million in the first quarter of 2003. Facilities expense was reduced by $0.2 million due to a reduction in reserve requirements on abandoned facilities. General and administrative personnel total 28 at the end of the first quarter of 2003 compared to 31 at the end of the first quarter of 2002.

     Operating income (loss). Operating income decreased by $1.3 million from an operating income of $0.4 million in the first quarter of 2002 to an operating loss of $0.9 million in the first quarter of 2003. The increase in operating loss resulted from a decline in revenue partially offset by reduced operating expenses. The operating loss also increased by $0.2 million compared to $0.7 million loss in the fourth quarter of 2002.

     Provision (benefit) for income taxes. The Company's effective tax rate was 114% in the first quarter of 2003 compared to 73.2% in the first quarter of 2002. The tax rate in the first quarter of 2003 was due to the Company's reserve of all deferred tax assets related to net operating loss carryforwards.

     At March 31, 2003, the Company had $11.6 million of deferred tax assets primarily consisting of net operating loss carryforwards. The benefit from utilization of net operating loss carryforwards could be subject to limitations if significant ownership changes occur in the Company. The Company has recorded a $11.6 million valuation allowance against deferred tax assets.

     Net income (loss). The Company's net income decreased by $2.1 million from a net income of $0.1 million in the first quarter of 2002 to a net loss of $2.0 million in the first quarter of 2003 for reasons discussed above. Income per share decreased from income per share of $0.01 in the first quarter of 2002 to loss per share of $0.24 in the first quarter of 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Since its inception, the Company has historically financed its operations and growth with cash flows from the sale of common stock, operations, short-term borrowings under revolving line of credit arrangements and receivables-based financing.

     The Company's cash and cash equivalents were $0.3 million at March 31, 2003, compared to $0.6 million at December 31, 2002. The Company's working capital deficit was $2.2 million at March 31, 2003 and $1.3 million at December 31, 2002.

     The Company's operating activities provided cash of $0.2 million for the three months ended March 31, 2003, compared to cash provided of $0.3 million for the same period in 2002. The decrease in cash provided by operations resulted primarily from operating losses offset partially by an increase in accounts receivable.

     Investing activities required $12,000 in the three months ended March 31, 2003 for equipment purchases, compared to no cash requirement for the first quarter in 2002. The Company anticipates the need to lease or acquire small amounts  of  computer  equipment  throughout  2003.

     Financing activities used cash of $0.5 million for the three months ended March 31, 2003 to pay down its line of credit compared to cash used of $0.4 million to pay down its line of credit for the three months ended March 31, 2002.

     The Company has a revolving line of credit from a foreign bank with a maximum line of credit of approximately $1.2 million based on eligible foreign accounts receivable. At March 31, 2003, the Company had borrowed $0.8 million against this line.

     The Company has an agreement with a bank, which provides for financing of eligible U.S. accounts receivable under a purchase and sale agreement. The maximum funds available under this agreement is $2.5 million. At March 31, 2003, the Company had sold $0.4 million receivables pursuant to this agreement.

     Significant losses were incurred for fiscal years 1999 through 2002. The Company incurred significant losses in the quarter ending March 31, 2003 and revenue expectations in the second quarter of 2003 have been short of expectations due to a large project cancellation following the sale of a customer' business and the continued difficult technology market. The Company is in negotiations to merge with another company. In the event the merger is not completed, another source of financing will be required for the Company to continue its operations. Current financing is not adequate to continue as a going concern. Continued losses and the uncertainty of the Company's ability to raise additional capital raise substantial doubt about the Company's ability to continue as a going concern.

     To the extent the merger is not completed, the cash generated from the line of credit, receivables based financing, and continued operations are insufficient to meet the Company's current working capital needs, the Company will have to raise additional capital. No assurance can be given that additional funding will be available or, if available, will be on terms acceptable to the Company. Uncertainty regarding the amount and timing of any proceeds from the Company's plans to raise additional capital raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     During the second quarter of 2003 the Company has not been able to maintain compliance with its Europe based financing agreement on a consistent basis. At May 16, 2003 the Company had borrowed $785,000 against the credit facility and had $1,150,000 in collateralized receivables. The agreement requires collateralization of 200% of receivables or $1,570,000. The Company is requesting a waiver until the merger can be completed. There can be no assurance that the Company will be able to obtain a waiver or additional financing on acceptable terms, if at all.

     At May 16, 2003 the Company had sold $0.4 million U. S. accounts receivables under a receivable based financing agreement representing all eligible U. S. accounts receivable.

FORWARD-LOOKING  STATEMENTS

     This Quarterly Report on Form 10-Q contains certain statements that are not historical facts which constitute forward-looking statements within the meaning of the Private Securities Legislation Reform Act of 1995 which provides a safe harbor for forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause the Company's actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. When used in this Report, the words "anticipate," "believe," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. Actual future results and trends may differ materially from historical results as a result of certain factors, including but not limited to: dependence on SAP AG and the ERP software market, risks associated with management of a geographically dispersed organization, fluctuating quarterly results, the need to attract and retain professional employees, substantial competition, dependence on key personnel, risks associated with management of growth, rapid technological change, limited protection of proprietary expertise, methodologies and software, and other risks and uncertainties detailed from time to time in the Company's filings with the SEC. The Company is under no duty to update any of the forward-looking statements after the date of this filing to conform such statements to actual results.

ITEM 3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company from time to time holds short-term investments which consist of variable rate municipal debt instruments. The Company uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in market interest rates may have on the fair value of the Company's investments. At March 31, 2003, the Company did not hold any short-term investments.

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


                            DA CONSULTING GROUP, INC.

                            PART II-OTHER INFORMATION


ITEM 3.  DEFAULTS  UPON  SENIOR  SECURITIES

     (a) During the second quarter of 2003 the Company has not been able to maintain compliance with its Europe-based financing agreement on a consistent basis. At May 16, 2003 the Company had borrowed $785,000 against the credit facility and had $1,150,000 in collateralized receivables. The agreement requires collateralized receivables in the amount of $1,570,000. The Company is requesting a waiver.

ITEM 6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  The  following  exhibits  are  included  in  this  form  10-Q:

          99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Virginia
          L.  Pierpont,  President  and  Chief  Executive  Officer

          99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Dennis
          C.  Fairchild,  Chief  Financial  Officer

     (b)  Reports  on  Form  8-K

          On May 16, 2003 DA Consulting Group, Inc. (DACG) announced that it is involved in negotiations with another company regarding the possible sale of DACG. DACG's working capital position has been adversely affected by the current business environment.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DA CONSULTING GROUP, INC.
                                      (Registrant)

Date:  May 20, 2003                   By:       /s/ Virginia L. Pierpont
                                         ---------------------------------------
                                                   Virginia L. Pierpont
                                           President and Chief Executive Officer
                                              (Principal Executive Officer)

Date:  May 20, 2003                   By:      /s/ Dennis C. Fairchild
                                         ---------------------------------------
                                                  Dennis C. Fairchild
                                         Chief Financial Officer, Executive Vice
                                            President, Secretary and Treasurer
                                           (Principal Financial and Accounting
                                                        Officer)

          CERTIFICATION PURSUANT TO 18 U.S.C. 1350, AS ADOPTED PURSUANT
                TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Virginia L. Pierpont, Chief Executive Officer of DA Consulting Group, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of DA Consulting Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 20, 2003                          /s/  Virginia L. Pierpont
                                             ---------------------------
                                             Virginia L. Pierpont
                                             Chief Executive Officer

          CERTIFICATION PURSUANT TO 18 U.S.C. 1350, AS ADOPTED PURSUANT
                TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Dennis C. Fairchild, Chief Financial Officer of DA Consulting Group, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of DA Consulting Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 20, 2003                       /s/ Dennis C. Fairchild
                                          -----------------------------
                                              Dennis C. Fairchild
                                              Chief Financial Officer