Form 10-Q
period 2003-06-30
DA CONSULTING GROUP INC
filed 2003-08-14
CIK 1051209

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        --------------------------------
                                    FORM 10-Q

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from  _____________to  _____________


                        Commission File Number: 00-24055

                            DA CONSULTING GROUP, INC.
             (Exact name of registrant as specified in its charter)

                  Texas                                76-0418488
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

       5847 San Felipe, Suite 1100                       77057
             Houston, Texas                            (Zip Code)
(Address of principal executive offices)

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
                                  YES [X]  NO [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                  YES [X]  NO [ ]

 NUMBER OF SHARES OUTSTANDING OF COMMON STOCK AS OF AUGUST 14, 2003:  8,418,604


================================================================================

                            DA CONSULTING GROUP, INC.
                                      INDEX
                                     PART I
                              FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------
Item 1. Financial Statements
     Condensed Consolidated Balance Sheets at June 30, 2003
          (unaudited) and December 31, 2002 . . . . . . . . . . . . . . .   3
     Condensed Consolidated Statements of Operations for the
          Three Months ended June 30, 2003 and 2002 (unaudited) . . . . .   4
     Condensed Consolidated Statements of Operations for the
          Six Months ended June 30, 2003 and 2002 (unaudited) . . . . . .   4
     Condensed Consolidated Statements of Cash Flows for the
          Six Months ended June 30, 2003 and 2002 (unaudited) . . . . . .   5
     Notes to Unaudited Condensed Consolidated Financial Statements . . .   6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations . . . . . . . . . . . . . . . . . . . .  10

Item 3. Quantitative and Qualitative Disclosures About Market Risk. . . .  15

Item 4. Controls and Procedures . . . . . . . . . . . . . . . . . . . . .  15


                                     PART II

                                OTHER INFORMATION

Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .  15
Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .  16

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

                                     PART I-FINANCIAL INFORMATION

                                     ITEM 1. FINANCIAL STATEMENTS


                                       DA CONSULTING GROUP, INC.

                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In thousands, except share and per share amounts)


                                                                            JUNE 30,     DECEMBER 31,
                                                                              2003           2002
                                                                          ------------  --------------
                              ASSETS                                      (Unaudited)
                              ------
Current Assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . $       240     $       576
  Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . .       2,219           3,615
  Unbilled revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . .          92              50
  Deferred tax asset. . . . . . . . . . . . . . . . . . . . . . . . . . .           -             160
  Prepaid expenses and other current assets                                       501             255
                                                                          ------------  --------------
     Total current assets . . . . . . . . . . . . . . . . . . . . . . . .       3,052           4,656
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . .       3,080           3,670
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         213             204
Deferred tax asset. . . . . . . . . . . . . . . . . . . . . . . . . . . .           -             840
Goodwill, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         206             206
                                                                          ------------  --------------
      Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . $     6,551   $       9,576
                                                                          ============  ==============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------
Current Liabilities:
   Revolving line of credit . . . . . . . . . . . . . . . . . . . . . . . $     1,396   $       1,335
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,564           1,268
   Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,201           3,319
                                                                          ------------  --------------
     Total current liabilities. . . . . . . . . . . . . . . . . . . . . .       6,161           5,922
                                                                          ------------  --------------
Lease abandonment liabilities . . . . . . . . . . . . . . . . . . . . . .         210             396
                                                                          ------------  --------------
Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . . .         130             130
                                                                          ------------  --------------
Commitments and contingencies

Shareholders' Equity:
  Preferred stock, $0.01 par value: 10,000,000 shares authorized. . . . .           -               -
  Common stock, $0.01 par value: 40,000,000 shares authorized; 8,571,777
    shares issued; 8,418,604 shares outstanding . . . . . . . . . . . . .          85              85
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .      34,039          34,039
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . .     (31,276)        (28,145)
  Accumulated other comprehensive loss. . . . . . . . . . . . . . . . . .      (1,276)         (1,329)
  Treasury stock, 153,173 shares at cost. . . . . . . . . . . . . . . . .      (1,522)         (1,522)
                                                                          ------------  --------------
    Total shareholders' equity. . . . . . . . . . . . . . . . . . . . . .          50           3,128
                                                                          ------------  --------------
     Total liabilities and shareholders' equity . . . . . . . . . . . . . $     6,551   $       9,576
                                                                          ============  ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                            DA CONSULTING GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                             JUNE 30,             JUNE 30,
                                          2003     2002        2003      2002
                                        --------  -------    --------  --------
Revenue . . . . . . . . . . . . . . . . $ 4,806   $5,419     $ 9,666   $12,317
Cost of revenue . . . . . . . . . . . .   3,439    3,405       6,799     7,180
                                        --------  -------    --------  --------

  Gross profit. . . . . . . . . . . . .   1,367    2,014       2,867     5,137

Selling and marketing expense . . . . .     604      606       1,234     1,184
Development expense . . . . . . . . . .      33       36          62        81
General and administrative expense. . .   1,818    2,305       3,548     4,426
                                        --------  -------    --------  --------

  Operating loss. . . . . . . . . . . .  (1,088)    (933)     (1,977)     (554)
                                        --------  -------    --------  --------
Interest expense, net . . . . . . . . .     (26)      (5)        (34)      (10)
Other expense, net. . . . . . . . . . .     (24)      (2)        (57)      (55)
                                        --------  -------    --------  --------

  Total other expense, net. . . . . . .     (50)      (7)        (91)      (65)
                                        --------  -------    --------  --------
  Loss before taxes . . . . . . . . . .  (1,138)    (940)     (2,068)     (619)
Provision (benefit) for income taxes. .       -     (192)      1,063        43
                                        --------  -------    --------  --------
  Net loss. . . . . . . . . . . . . . . $(1,138)  $ (748)    $(3,131)  $  (662)
                                        ========  =======    ========  ========

Basic loss per share. . . . . . . . . . $ (0.14)  $(0.09)    $ (0.37)  $ (0.08)
Weighted average shares outstanding . .   8,419    8,419       8,419     8,419

Diluted loss per share. . . . . . . . . $ (0.14)  $(0.09)    $ (0.37)  $ (0.08)
Weighted average shares outstanding . .   8,419    8,419       8,419     8,419

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                                      DA CONSULTING GROUP, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In thousands)
                                             (Unaudited)
                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                                    2003      2002
                                                                                  --------  --------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(3,131)  $  (662)
                                                                                  --------  --------
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
    Loss on disposal of equipment. . . . . . . . . . . . . . . . . . . . . . . .       11        25
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . .      625     1,114
    Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,063        43
    Changes in operating assets and liabilities:
      Accounts receivable, net  and unbilled revenue . . . . . . . . . . . . . .    1,354     1,040
      Prepaid expenses and other current assets. . . . . . . . . . . . . . . . .     (246)      (60)
      Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (10)      (35)
      Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . .     (116)   (1,043)
                                                                                  --------  --------

          Total adjustments. . . . . . . . . . . . . . . . . . . . . . . . . . .    2,681     1,084
                                                                                  --------  --------

          Net cash (used in) provided by operating activities. . . . . . . . . .     (450)      422
                                                                                  --------  --------

Cash flows provided by investing activities:
  Proceeds from sale of property and equipment . . . . . . . . . . . . . . . . .       16        20
   Purchases of property and equipment . . . . . . . . . . . . . . . . . . . . .      (16)       (4)
                                                                                  --------  --------
          Net cash provided by investing activities. . . . . . . . . . . . . . .        -        16
                                                                                  --------  --------
Cash flows provided by (used in) financing activities:
   (Repayment) proceeds from revolving line of credit. . . . . . . . . . . . . .       61      (324)
                                                                                  --------  --------

Effect of changes in foreign currency exchange rate on cash and cash equivalents       53       190
                                                                                  --------  --------

          (Decrease) increase in cash and cash equivalents . . . . . . . . . . .     (336)      304
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . .      576       373
                                                                                  --------  --------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . .  $   240   $   677
                                                                                  ========  ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                            DA CONSULTING GROUP, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION  AND  BUSINESS

     DA Consulting Group, Inc. ("DACG " and, together with its subsidiaries, the "Company") is an international provider of employee education and software solutions to companies investing in business information technology. Through its offices in six countries, DACG delivers customized services for documentation and training necessary for implementation of extended enterprise software applications; technical and non-technical employee education and continuous learning programs; e-Learning applications such as computer-based-training; learning management systems; and consulting on human resource management, change management and change communications. The condensed consolidated financial statements include the accounts of DACG and all wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

(2)  BASIS  OF  PRESENTATION

     The unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K. The unaudited condensed consolidated financial statements included herein have been prepared by the Company without an audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results which will be realized for the year ending December 31, 2003.

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

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS 148), which amended SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). The new standard provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. In compliance with SFAS 148, DACG has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employee, and has made the applicable disclosures to the condensed consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and

Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 3, 2003, and for hedging relationships designated after June 30, 2003. We do not expect that the adoption of this Statement will have a material impact on our financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as temporary equity. SFAS 150 will be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement will not have a material impact on our financial position or results of operations.

3)   LIQUIDITY,  GOING  CONCERN  AND  MANAGEMENTS  PLANS

     Significant losses were incurred for fiscal years 1999 through 2002. The Company incurred significant losses in the first two quarters of 2003. Revenue in the second quarter of 2003 was short of expectations due to a large project cancellation following the sale of a customer's business and the continued difficult technology market. The Company has reduced both facilities costs and staff. The savings will take effect in the third and fourth quarters of 2003. The Company is discussing possible merger opportunities and equity transactions. Continued losses and the uncertainty of the Company's ability to obtain additional capital raise substantial doubt about the Company's ability to continue as a going concern.

     To the extent a merger is not completed, the cash generated from the line of credit, possible equity transactions, receivables-based financing and continued operations are insufficient to meet the Company's current working capital needs, the Company will have to raise additional capital. No assurance can be given that additional funding will be available or, if available, will be on terms acceptable to the Company. Uncertainty regarding the amount and timing of any proceeds from the Company's plans to obtain additional capital raises substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     During the second quarter of 2003 the Company was not able to maintain compliance with its Europe-based financing agreement on a consistent basis. At June 30, 2003 the Company had borrowed $1,396,000 against the credit facility and had $1,544,000 in collateralized receivables. The agreement required collateralization of 200% of receivables or $2,792,000. On July 11, 2003 the Company amended its European credit facility, increasing the line to $1.6 million (1 million pounds), secured by a mortgage deed against all assets of the European Division, guaranteed by the Company and the personal guaranty of the CEO. This cured non-compliance and brought the Company back into compliance with the credit facility. The line expires on October 31, 2003 unless renewed. The line may not exceed 133% of eligible European receivables. At August 12, 2003 the Company had borrowed $1,302,000 against the credit facility and had $1,311,000 in collateralized receivables.

     At July 31, 2003 the Company had sold $0.2 million U. S. accounts receivables under a receivable based financing agreement representing all eligible U. S. accounts receivable.

(4)  INCOME  TAXES

     At June 30, 2003 the Company had $12.0 million of net deferred tax assets primarily consisting of net operating loss carryforwards. The benefit from utilization of net operating loss carryforwards could be subject to limitations if significant ownership changes occur in the Company. The Company's ability to realize the entire benefit of its deferred tax asset requires that the Company achieve certain future earnings levels prior to the expiration of its net operating loss carryforwards. The Company has recorded a $12.0 million valuation allowance against deferred tax assets resulting in a net carrying value of zero.

(5)  DEBT

Revolving  Line  of  Credit

     During the second quarter of 2003 the Company was not able to maintain compliance with its Europe-based financing agreement on a consistent basis. At June 30, 2003 the Company had borrowed $1,396,000 against the credit facility and had $1,544,000 in collateralized receivables. The agreement required collateralization of 200% of receivables or $2,792,000. On July 11, 2003 the Company amended its European credit facility, increasing the line to $1.6 million (1 million pounds), secured by a mortgage deed against all assets of the European Division, guaranteed by the Company and the personal guaranty of the CEO. This cured non-compliance and brought the Company back into compliance with the credit facility. The line expires on October 31, 2003 unless renewed. The line may not exceed 133% of eligible European receivables. At August 12, 2003 the Company had borrowed $1,302,000 against the credit facility and had $1,311,000 in collateralized receivables.

Accounts  Receivable  Financing

     The Company has an agreement with a bank, which provides for financing of eligible U.S. accounts receivable under a purchase and sale agreement. The maximum funds available under the agreement is $2.5 million. The agreement allows for the bank to request repurchase of an account receivable under certain conditions. The bank has never requested repurchase of an account receivable. At June 30 and July 31, 2003, the Company had sold $0.2 million eligible U.S. accounts receivable pursuant to this agreement.

(6)  LEASE LIABILITIES

     The Company has recorded liabilities related to losses on leases abandoned and termination liabilities on leases requiring the leased property be returned to its original condition. During the six months ended June 30, 2003 payments charged to the reserve totaled $0.1 million, and the reserve was reduced by $0.1 million during the first quarter of 2003 resulting in a reduction of general and administrative expenses. The balance remaining at June 30, 2003 was $0.8 million of which $0.2 million is recorded as long-term liability. During the six months ended June 30, 2002 payments against the reserve totaled $0.3 million and the reserve was increased $0.2 million.

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

                                       THREE MONTHS ENDED   SIX MONTHS ENDED
                                             JUNE 30             JUNE 30
                                        ------------------------------------
                                          2003     2002       2003     2002
                                        --------  ------    --------  ------
Net loss. . . . . . . . . . . . . . . . $(1,138)  $(748)    $(3,131)  $(662)
Other comprehensive income (loss) . . .     (21)    178          53     190
                                        --------  ------    --------  ------
Comprehensive loss. . . . . . . . . . . $(1,159)  $(570)    $(3,078)  $(472)
                                        ========  ======    ========  ======

(8)  LOSS PER SHARE

     Basic loss per share has been computed based on the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share includes the number of shares issuable upon exercise of stock options, less the number of shares that could have been repurchased with the exercise proceeds, using the treasury stock method.

     The following table summarizes the Company's computation of loss per share for the periods ended June 30, 2003 and 2002 (in thousands, except per share amounts):

                                                         THREE MONTHS ENDED   SIX MONTHS ENDED
                                                               JUNE 30,           JUNE 30,
                                                          ------------------------------------
                                                            2003     2002      2003     2002
                                                          --------  -------  --------  -------
Basic loss per share . . . . . . . . . . . . . . . . . .  $ (0.14)  $(0.09)  $ (0.37)  $(0.08)
                                                          ========  =======  ========  =======
Net loss                                                  $(1,138)  $ (748)  $(3,131)  $ (662)
                                                          ========  =======  ========  =======

Weighted average shares outstanding                         8,419    8,419     8,419    8,419
Computation of diluted earnings per share:
  Common shares issuable under outstanding stock options        -        -         -        -
  Less shares assumed repurchased with proceeds from
  exercise of stock options                                     -        -         -        -
                                                          --------  -------  --------  -------
   Adjusted weighted average shares outstanding             8,419    8,419     8,419    8,419
                                                          ========  =======  ========  =======
Diluted loss per share                                    $ (0.14)  $(0.09)  $ (0.37)  $(0.08)
                                                          ========  =======  ========  =======

     Approximately 1,870,000 antidilutive options and 3,000,000 antidilutive warrants were excluded from the calculation of diluted earnings per share for the periods ended June 30, 2003. Approximately 1,480,000 antidilutive options and 3,000,000 antidilutive warrants were excluded from the calculation of diluted earnings per share for the periods ended June 30, 2002.

(9)  PRO FORMA NET LOSS AND LOSS PER SHARE

     Had the compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS 123, the Company's net loss per share at June 30, 2003 and 2002 would approximate the pro forma amounts below (in thousands, except per share amounts):

                                         THREE MONTHS ENDED   SIX MONTHS ENDED
                                         ------------------  ------------------
                                              JUNE 30,            JUNE 30,
                                         ------------------  ------------------
                                           2003      2002      2003      2002
                                         --------  --------  --------  --------
Net loss, as reported                    $(1,138)  $  (748)  $(3,131)  $  (662)
Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                  (101)     (263)     (201)     (525)
                                         --------  --------  --------  --------
Pro forma                                $(1,239)  $(1,011)  $(3,332)  $(1,187)

Basic and diluted loss per share:
  As reported                            $ (0.14)  $ (0.09)  $ (0.37)  $ (0.08)
  Pro forma                                (0.15)    (0.12)    (0.40)    (0.14)

(10) GEOGRAPHIC FINANCIAL DATA

     Revenue from the Company's operations are presented below by operating division (in thousands):

                                                 EUROPE,
                                               MIDDLE EAST
                                    AMERICAS    & AFRICA     ASIA PACIFIC    TOTAL
                                   ----------  -----------  --------------  --------
THREE MONTHS ENDED JUNE 30, 2003
  Revenue                          $   1,218   $    2,573   $       1,015   $ 4,806
  Operating loss . . . . . . . . . $     (98)  $     (701)  $        (289)   (1,088)
THREE MONTHS ENDED JUNE 30, 2002
  Revenue                          $   1,080   $    2,976   $       1,363   $ 5,419
  Operating loss . . . . . . . . .      (254)        (641)            (38)     (933)
SIX MONTHS ENDED JUNE 30, 2003
  Revenue. . . . . . . . . . . . . $   2,521   $    4,660   $       2,485   $ 9,666
  Operating loss . . . . . . . . .      (156)      (1,720)           (101)   (1,977)
  Total assets . . . . . . . . . .       809        4,076           1,666     6,551
SIX MONTHS ENDED JUNE 30, 2002
  Revenue. . . . . . . . . . . . . $   1,786   $    7,435   $       3,096   $12,317
  Operating income (loss). . . . .      (697)         (24)            167      (554)
  Total assets . . . . . . . . . .     6,675        5,774           3,092    15,541

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

     For the fiscal years 1999 through 2002 the Company incurred significant losses before income taxes. The Company has incurred additional significant losses to date in 2003. At June 30, 2003, the Company had generated net operating loss carryforwards for tax reporting purposes of approximately $35 million recording $12 million of deferred tax assets of which the Company has recorded a valuation allowance against the deferred tax asset generated from the net operating loss carryforwards of approximately $12 million. This resulted in no deferred tax assets from net operating loss carryforwards based upon management's estimate of future taxable income.

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

Accounting  for  Stock  Options

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), which sets forth accounting and disclosure requirements for stock option and other stock-based compensation plans. The statement encourages, but does not require, companies to record stock-based compensation expense using a fair-value method, rather than the intrinsic-value method prescribed by APB Opinion No. 25. The Company has adopted only the disclosure requirements of SFAS 123, as amended by SFAS 148, and has elected to continue to record stock-based compensation expense using the intrinsic-value approach prescribed by APB No. 25. Accordingly, the Company computes compensation cost as the amount by which the intrinsic value of the Company's common stock exceeds the exercise price on the date of grant. The amount of compensation cost, if any, is charged to income over the vesting period.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

     Revenue. Revenue decreased by $0.6 million, or 11.3%, from $5.4 million in the second quarter of 2002 to $4.8 million in the second quarter of 2003, reflecting decreases in Europe and Asia and a slight increase in America. Product sales increased from $0.2 million in 2002 to $0.3 million in 2003. Revenue from the Americas Division increased by 12.8% from $1.1 million to $1.2 million; revenue from the EMEA Division decreased by 13.5% from

$3.0 million to $2.6 million; and revenue from the Asia Pacific Division decreased by 25.5% from $1.4 million to $1.0 million. The Company ended the second quarter with 198 total employees, down from 233 employees at the end of the same period of the prior year. Billable employees total 153 at June 30, 2003 compared to 180 at June 30, 2002.

     Gross profit. Gross profit decreased by $0.6 million, or 32.1%, from $2.0 million in the second quarter of 2002 to $1.4 million in the second quarter of 2003 and decreased as a percent of revenue from 37.2% in the second quarter of 2002 to 28.4% in the second quarter of 2003. The decrease in the gross profit margin percentage is primarily attributable to decreased staff utilization and pricing.

     Selling and marketing expense. Selling and marketing expense remained consistent at $0.6 million for both periods. Dedicated sales and marketing personnel have been reduced at the end of the second quarter 2003 to 16 people as compared to 22 at the end of the second quarter of 2002. The Company will use more consulting staff in the sales and marketing effort in the future.

     Development  expense.   Development  expense decreased $3,000 or 8.3%, from
$36,000  in the second quarter of 2002 to $33,000 in the second quarter of 2003.

     General and administrative expense. General and administrative expense decreased by $0.5 million, or 21.1%, from $2.3 million in the second quarter of 2002 to $1.8 million in the second quarter of 2003. The decrease in general and administrative cost was primarily due to a decrease in depreciation and facilities costs. Depreciation expense included in general and administrative costs decreased from $0.7 million in the second quarter of 2002 to $0.3 million in the second quarter of 2003. The second quarter of 2002 included a $0.2 million increase for a change in estimated life. Expenses for the second quarter of 2002 included $0.2 million for reserves against leases. General and administrative personnel total 27 at the end of the second quarter of 2003 compared to 30 at the end of the second quarter of 2002.

     Operating loss. Operating loss increased by $0.2 million from a loss of $0.9 million in the second quarter of 2002 to an operating loss of $1.1 million in the second quarter of 2003. The increased operating loss resulted from decreased sales and gross margins partially offset by a decrease in general and administrative costs.

     Provision (benefit) for income taxes. The Company did not record an income tax benefit in the second quarter of 2003 related to operating losses based upon management's estimate of future taxable income, against the deferred tax asset generated from the net operating loss carryforwards. Tax benefits were recorded in the second quarter of 2002 related to Europe and Asia using a 30% tax rate.

     At June 30, 2003 the Company had $12.0 million of net deferred tax assets primarily consisting of net operating loss carryforwards. The benefit from utilization of net operating loss carryforwards could be subject to limitations if significant ownership changes occur in the Company. The Company's ability to realize the entire benefit of its deferred tax asset requires that the Company achieve certain future earnings levels prior to the expiration of its net operating loss carryforwards. The Company has recorded a $12.0 million valuation allowance against deferred tax assets resulting in a net carrying value of zero.

     Net loss. The Company's net loss increased by $0.4 million from a $0.7 million loss in the second quarter of 2002 to a net loss of $1.1 million in the second quarter of 2003 for reasons discussed above. Loss per share increased from a loss of $0.09 in the second quarter of 2002 to a loss per share of $0.14 in the second quarter of 2003.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

     Revenue. Revenue decreased by $2.6 million, or 21.5%, from $12.3 million for the six months ended June 30, 2002 to $9.7 million for the six months ended June 30, 2003, reflecting decreases primarily in Europe and Asia and an increase in Americas. Product sales decreased from $0.8 million in 2002 to $0.5 million in 2003. Revenue from the Americas Division increased by 41.1% from $1.8 million to $2.5 million; revenue from the EMEA Division decreased by 37.3% from $7.4 million to $4.7 million; and revenue from the Asia Pacific Division decreased 19.7% from $3.1 million in 2002 to $2.5 million in 2003. The Company ended the six months with 198 total employees, down from 233 employees at the end of the same period of the prior year. Billable headcount has decreased to 153 at June 30, 2003 compared to 180 at June 30, 2002.

     Gross profit. Gross profit decreased by $2.2 million, or 44.2%, from $5.1 million for the six months ended June 30, 2002 to $2.9 million for the six months ended June 30, 2003 and decreased as a percent of revenue from 41.7% in 2002 to 29.7% in 2003. The decrease in the gross profit margin percentage is primarily attributable to decreased staff utilization and pricing.

     Selling and marketing expense. Selling and marketing expense was $1.2 million for both six months ended June 30, 2002 and 2003. Dedicated sales and marketing personnel have been reduced at the end of the second quarter 2003 to 16 people as compared to 22 at the end of the second quarter of 2002. The Company will use more consulting staff in the sales and marketing effort in the future.

     Development  expense.   Development  expense  decreased  $19,000, or 23.5%,
from $81,000 for the six months ended June 30, 2002 to $62,000 for the same period of 2003. Reductions resulted primarily from the reduction of compensation costs. Development costs include 2 people.

     General and administrative expense. General and administrative expense decreased by $0.9 million, or 19.8%, from $4.4 million for the six months ended June 30, 2002 to $3.5 million for the same period in 2003. The decrease in expense is due primarily to a reduction in headcount in compensation, depreciation and facilities. General and administrative personnel total 27 at the six months ended June 30, 2003 compared to 30 at the end of the same period of 2002. Depreciation expense included in general and administrative costs decreased from $1.1 million in the six months ended June 30, 2002 to $0.6 million for the same period of 2003. The second quarter of 2002 included a $0.2 million increase for a change in estimated life. Expenses for the first six months of 2002 included $0.2 million charge for reserves against leases. Expenses for the first six months of 2003 were reduced by $0.1 million credit related to lease reserves.

     Operating loss. Operating loss increased by $1.4 million from a loss of $0.6 million for the six months ended June 30, 2002 to an operating loss of $2.0 million for the same period of 2003. The increased operating loss resulted from a decrease in revenue and gross margin only partially offset by a decline in general and administrative expenses.

     Provision (benefit) for income taxes. The Company did not record an income tax benefit in the second quarter of 2003 related to operating losses based upon management's estimate of future taxable income, against the deferred tax asset generated from the net operating loss carryforwards. Income tax expense in the first quarter of 2003 resulted from reserving previously recorded tax benefits. Tax benefits were recorded in the second quarter of 2002 related to Europe and Asia using a 30% tax rate.

     At June 30, 2003 the Company had $12.0 million of net deferred tax assets primarily consisting of net operating loss carryforwards. The benefit from utilization of net operating loss carryforwards could be subject to limitations if significant ownership changes occur in the Company. The Company's ability to realize the entire benefit of its deferred tax asset requires that the Company achieve certain future earnings levels prior to the expiration of its net operating loss carryforwards. The Company has recorded a $12.0 million valuation allowance against deferred tax assets resulting in a net carrying value of zero.

     Net loss. The Company's net loss increased by $2.4 million from a $0.7 million loss for the six months ended June 30, 2002 to a net loss of $3.1 million for the same period in 2003 for reasons discussed above. Loss per share increased from a loss of $0.08 for the six months ended June 30, 2002 to a loss per share of $0.37 for the same period of 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Since its inception, the Company has historically financed its operations and growth with cash flows from the sale of common stock, operations, short-term borrowings under revolving line of credit arrangements and receivables-based financing.

     The Company's cash and cash equivalents were $0.2 million at June 30, 2003, compared to $0.6 million at December 31, 2002. The Company's working capital deficit was $3.1 million at June 30, 2003 and $1.3 million at December 31, 2002.
     The Company's operating activities used cash of $0.5 million for the six months ended June 30, 2003, compared to $0.4 million cash provided for the same period in 2002. The decrease resulted from increased losses from operations offset partially by reduced use of funds for the payment of accounts payable and additional funds from receivables.

     Investing activities used no cash in the six months ended June 30, 2003, compared to cash provided of $16,000 for the six months in 2002 as the Company liquidated older equipment in 2003 which offset $16,000 in capital expenditures. In 2002, $20,000 of capital expenditures were partially offset by $4,000 in equipment sales. The Company anticipates the need to lease or acquire small amounts of computer equipment throughout 2003.

     Financing activities provided cash of $0.1 million for the six months ended June 30, 2003 by using a line of credit compared to $0.3 million cash used during the six months ended June 30, 2002 used to pay down the line of credit.

     During the second quarter of 2003 the Company was not able to maintain compliance with its Europe-based financing agreement on a consistent basis. At June 30, 2003 the Company had borrowed $1,396,000 against the credit facility and had $1,544,000 in collateralized receivables. The agreement required collateralization of 200% of receivables or $2,792,000. On July 11, 2003 the Company amended its European credit facility, increasing the line to $1.6 million (1 million pounds), secured by a mortgage deed against all assets of the European Division, guaranteed by the Company and the personal guaranty of the CEO. This cured non-compliance and brought the Company back into compliance with the credit facility. The line expires on October 31, 2003 unless renewed. The line may not exceed 133% of eligible European receivables. At August 12, 2003 the Company had borrowed $1,302,000 against the credit facility and had $1,311,000 in collateralized receivables.

     The Company has an agreement with a bank, which provides for financing of eligible U.S. accounts receivable under a purchase and sale agreement. The maximum funds available under this agreement is $2.5 million. At June 30 and July 31, 2003, the Company had sold $0.2 million eligible U.S. accounts receivable pursuant to this agreement.

     Significant losses were incurred for fiscal years 1999 through 2002. The Company incurred significant losses in the first two quarters of 2003. Revenue in the second quarter of 2003 was short of expectations due to a large project cancellation following the sale of a customer' business and the continued difficult technology market. The Company has reduced both facilities costs and staff. Additional cost reductions will take effect in the third quarter of 2003. The Company is discussing possible merger opportunities. Continued losses and the uncertainty of the Company's ability to raise additional capital raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company from time to time holds short-term investments which consist of variable rate municipal debt instruments. The Company uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in market interest rates may have on the fair value of the Company's investments. At June 30, 2003, the Company did not hold any short-term investments.

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

                            DA CONSULTING GROUP, INC.

                            PART II-OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     (a) During the second quarter of 2003 the Company has not been able to maintain compliance with its Europe-based financing agreement on a consistent basis. At June 30, 2003 the Company had borrowed $1,396,000 against the credit facility and had $1,544,000 in collateralized receivables. The agreement required collateralized receivables in the amount of $2,792,000. The Company cured the non-compliance subsequent to June 30, 2003.

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

                                      DA CONSULTING GROUP, INC.
                                      (Registrant)

Date:  August 14, 2003             By:      /s/ Virginia L. Pierpont
                                      ------------------------------------------
                                               Virginia L. Pierpont
                                       President and Chief Executive Officer
                                          (Principal Executive Officer)

Date:  August 14, 2003             By:       /s/ Dennis C. Fairchild
                                      ------------------------------------------
                                                Dennis C. Fairchild
                                      Chief Financial Officer, Executive Vice
                                   President, Secretary and Treasurer (Principal
                                         Financial and Accounting Officer)

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


Date:  August 14, 2003                  /s/ Virginia L. Pierpont
                                        ------------------------
                                            Virginia L. Pierpont
                                            Chief Executive Officer

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


Date:  August 14, 2003                  /s/ Dennis C. Fairchild
                                        -----------------------
                                            Dennis C. Fairchild
                                            Chief  Financial Officer