Form 10-Q
period 2003-09-30
DA CONSULTING GROUP INC
filed 2003-11-13
CIK 1051209

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ________________________

                                    FORM 10-Q
(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR  THE  QUARTERLY  PERIOD  ENDED  SEPTEMBER  30,  2003.

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
                                   YES  X   NO
                                       ---     ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                   YES      NO  X
                                       ---     ---

NUMBER OF SHARES OUTSTANDING OF COMMON STOCK AS OF November 14, 2003:  8,418,604
================================================================================

                            DA CONSULTING GROUP, INC.
                                      INDEX
                                     PART I
                              FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------

Item  1.   Financial  Statements
           Condensed Consolidated Balance Sheets at September
              30, 2003 (unaudited) and December 31, 2002  (audited). . . .     3
           Condensed Consolidated Statements of Operations for the Three
               Months ended September 30, 2003 and 2002 (unaudited). . . .     4
           Condensed Consolidated Statements of Operations for the
              Nine Months ended September 30, 2003 and 2002 (unaudited). . 4 Condensed Consolidated Statements of Cash Flows for the
              Nine Months ended September 30, 2003 and 2002 (unaudited). . 5 Notes to Unaudited Condensed Consolidated Financial
              Statements . . . . . . . . . . . . . . . . . . . . . . . . .     6

Item  2.   Management's  Discussion  and  Analysis  of  Financial
           Condition and  Results  of  Operations. . . . . . . . . . . . .    10

Item  3.   Quantitative and Qualitative Disclosures About Market Risk. . .    15

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

                          PART I-FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                            DA CONSULTING GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                         SEPTEMBER 30, DECEMBER 31,
                                                                              2003         2002
                                                                           ----------   ----------
                                                                          (Unaudited)   (Audited)
                                      ASSETS
                                      ------
Current Assets:

  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .  $        42         576
  Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . .        2,302       3,615
  Unbilled revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .          201          50
  Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . . .            -         160
  Prepaid expenses and other current assets. . . . . . . . . . . . . . .          440         255
                                                                          ------------  ----------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . . .        2,985       4,656
                                                                          ------------  ----------
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . .        2,827       3,670
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          133         204
Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . . . .            -         840
Goodwill, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          206         206
                                                                          ------------  ----------
          Total assets . . . . . . . . . . . . . . . . . . . . . . . . .  $     6,151   $   9,576
                                                                          ============  ==========

                   LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
                   -----------------------------------------------

Current Liabilities:
  Revolving line of credit . . . . . . . . . . . . . . . . . . . . . . .  $     1,804   $   1,335
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,235       1,268
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,986       3,319
                                                                          ------------  ----------
     Total current liabilities . . . . . . . . . . . . . . . . . . . . .        6,025       5,922
                                                                          ------------  ----------
Lease abandonment liabilities. . . . . . . . . . . . . . . . . . . . . .          233         526
                                                                          ------------  ----------
Deferred rent, long-term . . . . . . . . . . . . . . . . . . . . . . . .           90           -
                                                                          ------------  ----------
Commitments and contingencies

Shareholders' Equity:
  Preferred stock, $0.01 par value: 10,000,000 shares authorized . . . .            -           -

  Common stock, $0.01 par value: 40,000,000 shares authorized; 8,571,777
                 shares issued; 8,418,604 shares outstanding . . . . . .           85          85
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .       34,039      34,039
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .      (31,486)    (28,145)
  Accumulated other comprehensive loss . . . . . . . . . . . . . . . . .       (1,313)     (1,329)
  Treasury stock, 153,173 shares at cost . . . . . . . . . . . . . . . .       (1,522)     (1,522)
                                                                          ------------  ----------
     Total shareholders' (deficit) equity. . . . . . . . . . . . . . . .         (197)      3,128
                                                                          ------------  ----------
          Total liabilities and shareholders' (deficit) equity . . . . .  $     6,151   $   9,576
                                                                          ============  ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                            DA CONSULTING GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                        THREE  MONTHS  ENDED       NINE  MONTHS  ENDED
                                            SEPTEMBER 30,            SEPTEMBER 30,
                                          2003         2002         2003         2002
                                     -----------  -----------  -----------  -----------
Revenue . . . . . . . . . . . . . .  $    4,328   $    5,893   $   13,994   $   18,210
Cost of revenue . . . . . . . . . .       2,807        3,414        9,606       10,594
                                     -----------  -----------  -----------  -----------

      Gross profit. . . . . . . . .       1,521        2,479        4,388        7,616

Selling and marketing expense . . .         414          614        1,648        1,798
Development expense . . . . . . . .          33           40           95          121
General and administrative expense.       1,230        2,024        4,778        6,450
                                     -----------  -----------  -----------  -----------
        Operating loss. . . . . . .        (156)        (199)      (2,133)        (753)
                                     -----------  -----------  -----------  -----------
Interest expense, net . . . . . . .          (8)         (10)         (42)         (21)
Other expense, net. . . . . . . . .         (46)         (22)        (103)         (76)
                                     -----------  -----------  -----------  -----------

       Total other expense, net . .         (54)         (32)        (145)         (97)
                                     -----------  -----------  -----------  -----------
       Loss before income taxes . .        (210)        (231)      (2,278)        (850)
Provision for income taxes. . . . .           -        3,226        1,063        3,269
                                     -----------  -----------  -----------  -----------

        Net loss. . . . . . . . . .  $     (210)  $   (3,457)  $   (3,341)  $   (4,119)
                                     ===========  ===========  ===========  ===========

Basic loss per share. . . . . . . .  $    (0.02)  $    (0.41)  $    (0.40)  $    (0.49)
Weighted average shares outstanding       8,419        8,419        8,419        8,419

Diluted loss per share. . . . . . .  $    (0.02)  $    (0.41)  $    (0.40)  $    (0.49)
Weighted average shares outstanding       8,419        8,419        8,419        8,419


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                            DA CONSULTING GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                     2003      2002
                                                                                   --------  --------
Cash flows from operating activities:
      Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(3,341)  $(4,119)
                                                                                   --------  --------
        Adjustments to reconcile net loss to net cash provided by (used in)
           operating activities:
             Loss on disposal of fixed assets . . . . . . . . . . . . . . . . . .       11        25
             Depreciation and amortization. . . . . . . . . . . . . . . . . . . .      900     1,447
             Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . .    1,063     3,269
             Changes in operating assets and liabilities:
                    Accounts receivable and unbilled revenue. . . . . . . . . . .    1,162       116
                    Prepaid expenses and other current assets . . . . . . . . . .     (185)      (43)
                    Other assets. . . . . . . . . . . . . . . . . . . . . . . . .       71       (31)
                    Accounts payable and accrued expenses . . . . . . . . . . . .     (773)     (627)
                    Deferred rent, long-term. . . . . . . . . . . . . . . . . . .       90         -
                                                                                   --------  --------
                            Total adjustments . . . . . . . . . . . . . . . . . .    2,339     4,156
                                                                                   --------  --------
                            Net cash provided by (used in) operating activities     (1,002)       37
                                                                                   --------  --------

Cash flows from investing activities:
       Proceeds from sale of property and equipment . . . . . . . . . . . . . . .       26        24
       Purchases of property and equipment. . . . . . . . . . . . . . . . . . . .      (43)      (31)
                                                                                   --------  --------
                          Net cash used in investing activities . . . . . . . . .      (17)       (7)
                                                                                   --------  --------
Cash flows from financing activities:
       (Repayments) proceeds from revolving line of credit, net . . . . . . . . .      469       (62)
                                                                                   --------  --------
                          Net cash provided by (used in) financing activities . .      469       (62)
                                                                                   --------  --------
Effect of changes in foreign currency exchange rate on cash and cash equivalents.       16       118
                                                                                   --------  --------
                           Increase (decrease) in cash and cash equivalents . . .     (534)       86
Cash and cash equivalents at beginning of period. . . . . . . . . . . . . . . . .      576       373
                                                                                   --------  --------
Cash and cash equivalents at end of period. . . . . . . . . . . . . . . . . . . .  $    42   $   459
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

(2)  BASIS  OF  PRESENTATION

     The unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2002, included in the Company's Annual Report on Form 10-K. The unaudited condensed consolidated financial statements included herein have been prepared by the Company without an audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. Operating results for the three months ended September 30, 2003 and the nine months ended September 30, 2003 are not necessarily indicative of the results which will be realized for the year ending December 31, 2003.

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

(3)  LIQUIDITY,  GOING  CONCERN  AND  MANAGEMENT'S  PLANS

     Significant losses were incurred for fiscal years 1999 through 2002. The Company incurred significant losses in the first three quarters of 2003. The Company has reduced both facilities costs and staff. The Company is discussing possible merger opportunities and equity transactions. Continued losses and the uncertainty of the Company's ability to obtain additional capital raise substantial doubt about the Company's ability to continue as a going concern.

     To the extent a merger is not completed, the cash generated from the line of credit, possible equity transactions, receivables-based financing and continued operations are insufficient to meet the Company's current working capital needs, the Company will have to raise additional capital. No assurance can be given that additional funding will be available or, if available, will be on terms acceptable to the Company. Uncertainty regarding the amount and timing of any proceeds from the Company's plans to obtain additional capital raises substantial doubt about the Company's ability to continue as a going concern. The Company's independent auditors have advised Management that absent any significant improvements in the Company's financial position, their opinion on the financial statements for the year ended December 31, 2003 will include an explanatory paragraph discussing this going concern uncertainty. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     At September 30, 2003 the Company had borrowed $1.7 million exceeding the credit facility by $32,000. The facility is secured by a mortgage deed against all assets of the European Division, guaranteed by the Company and its CEO. The line may not exceed 133% of eligible European receivables. At November 11, 2003 the Company had borrowed $1,643,574 against the credit facility and had $1,420,701 in collateralized receivables. The line expires on February 25, 2004 unless renewed.

     At November 11, 2003 the Company had sold $0.1 million U. S. accounts receivables under a receivable based financing agreement representing all eligible U. S. accounts receivable.

(4)  INCOME  TAXES

     At September 30, 2003 the Company had $12.0 million of net deferred tax assets primarily consisting of net operating loss carryforwards. The benefit from utilization of net operating loss carryforwards could be subject to limitations if significant ownership changes occur in the Company. The Company's ability to realize the entire benefit of its deferred tax asset requires that the Company achieve certain future earnings levels prior to the expiration of its net operating loss carryforwards. The Company has recorded a $12.0 million valuation allowance against deferred tax assets resulting in a net carrying value of zero.

(5)  DEBT

Revolving  Line  of  Credit

     At September 30, 2003 the Company had borrowed $1.7 million exceeding the credit facility by $32,000. The facility is secured by a mortgage deed against all assets of the European Division, guaranteed by the Company and its CEO. The line may not exceed 133% of eligible European receivables. At November 11, 2003 the Company had borrowed $1,643,574 against the credit facility and had $1,420,701 in collateralized receivables. The line expires on February 25, 2004 unless renewed.

Accounts  Receivable  Financing

     The Company has an agreement with a bank, which provides for financing of eligible U.S. accounts receivable under a purchase and sale agreement. The maximum funds available under the agreement is $0.5 million. The agreement allows for the bank to request repurchase of an account receivable under certain conditions. The bank has never requested repurchase of a U.S. account receivable. At September 30, 2003, the Company has sold $0.1 million eligible accounts receivable pursuant to this agreement.

Insurance  Financing

     The Company has a note payable for insurance financing with $0.1 million outstanding at September 30, 2003. Payments required under the note total $27,000 per month.

(6)  LEASE  LIABILITIES

     The Company has recorded liabilities related to losses on leases abandoned and termination liabilities on leases requiring the leased property be returned to its original condition. During the three months ended September 30, 2003 payments charged to the reserve totaled $0.2 million. The reserve was reduced by $0.1 million during the first quarter of 2003 and $0.2 million during the third quarter of 2003 resulting in a reduction of general and administrative expenses. The balance remaining at September 30, 2003 was $0.4 million of which $0.2 million is recorded as long-term liability. During the nine months ended September 30, 2003 payments against the reserve totaled $0.3 million.

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

                                   THREE MONTHS ENDED   NINE MONTHS ENDED
                                     SEPTEMBER  30        SEPTEMBER  30
                                   ------------------  --------------------
                                    2003      2002        2003      2002
                                   -------  ---------  ---------  ---------
Net loss. . . . . . . . . . . . .  $ (210)  $ (3,457)  $ (3,341)  $ (4,119)
Other comprehensive income (loss)     (37)       (72)        16        118
                                   -------  ---------  ---------  ---------
Comprehensive loss. . . . . . . .  $ (247)  $ (3,529)  $ (3,325)  $ (4,001)
                                   =======  =========  =========  =========


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

     The following table summarizes the Company's computation of loss per share for the periods ended September 30, 2003 and 2002 (in thousands, except per share amounts):


                                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                    SEPTEMBER  30,                SEPTEMBER  30,
                                                             ---------------------------  ----------------------------
                                                                  2003          2002           2003           2002
                                                             -------------  ------------  -------------  -------------
Basic loss per share. . . . . . . . . . . . . . . . . . . .  $      (0.02)  $     (0.41)  $      (0.40)  $      (0.49)
                                                             =============  ============  =============  =============
Net loss                                                     $       (210)  $    (3,457)  $     (3,341)  $     (4,119)
                                                             =============  ============  =============  =============

Weighted average shares outstanding                                 8,419         8,419          8,419          8,419
Computation of diluted earnings per share:
     Common shares issuable under outstanding stock options             -             -              -              -
     Less shares assumed repurchased with proceeds from
     exercise of stock options. . . . . . . . . . . . . . .             -             -              -              -
                                                             -------------  ------------  -------------  -------------
     Adjusted weighted average shares outstanding . . . . .         8,419         8,419          8,419          8,419
                                                             =============  ============  =============  =============
Diluted loss per share. . . . . . . . . . . . . . . . . . .  $      (0.02)  $     (0.41)  $      (0.40)  $      (0.49)
                                                             =============  ============  =============  =============

     Approximately 1,728,000 antidilutive options and 3,000,000 antidilutive warrants were excluded from the calculation of diluted earnings per share for the periods ending in 2003. Approximately 1,329,000 antidilutive options and 3,000,000 antidilutive warrants were excluded from the calculation of diluted earnings per share for the periods ending in 2002.

(9)     PRO  FORMA  NET  LOSS  AND  LOSS  PER  SHARE

     Had the compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS 123, the Company's net loss per share at September 30, 2003 and 2002 would approximate the pro forma amounts below (in thousands, except per share amounts):

                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                         ------------------  ------------------
                                           SEPTEMBER 30,        SEPTEMBER 30,
                                         -----------------   ------------------

                                           2003     2002       2003      2002
                                         -------  ---------  --------  --------
Net loss, as reported                    $ (210)  $ (3,457)  $(3,341)  $(4,119)
Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                 (101)      (263)     (302)     (788)
                                         -------  ---------  --------  --------
Pro forma                                $ (311)  $ (3,720)  $(3,643)  $(4,907)

Basic and diluted loss per share:
     As reported                         $(0.02)  $  (0.41)  $ (0.40)  $ (0.49)
     Pro forma                            (0.04)     (0.44)    (0.43)    (0.58)

(10) GEOGRAPHIC  FINANCIAL  DATA

     Revenue from the Company's operations are presented below by operating divisions (in thousands):

                                                         EUROPE,
                                                      MIDDLE EAST
                                          AMERICAS      & AFRICA    ASIA PACIFIC    TOTAL
                                        -------------  ----------  --------------  --------
THREE MONTHS ENDED SEPTEMBER 30, 2003
   Revenue . . . . . . . . . . . . . .  $        742   $   2,930   $         656   $ 4,328
   Operating income (loss) . . . . . .           (94)        196            (258)     (156)
THREE MONTHS ENDED SEPTEMBER 30, 2002
   Revenue . . . . . . . . . . . . . .  $      1,433   $   3,656   $         804   $ 5,893
   Operating income (loss) . . . . . .           (70)        310            (439)     (199)
NINE MONTHS ENDED SEPTEMBER 30, 2003
   Revenue . . . . . . . . . . . . . .  $      3,263   $   7,590   $       3,141   $13,994
   Operating loss. . . . . . . . . . .          (250)     (1,524)           (359)   (2,133)
   Total assets. . . . . . . . . . . .           999       3,805           1,347     6,151
NINE MONTHS ENDED SEPTEMBER 30, 2002
   Revenue . . . . . . . . . . . . . .  $      3,219   $  11,091   $       3,900   $18,210
   Operating income (loss) . . . . . .          (767)        286            (272)     (753)
   Total assets. . . . . . . . . . . .         3,713       6,438           2,516    12,667


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

     For the fiscal years 1999 through 2002 the Company incurred significant losses before income taxes. The Company has incurred additional significant losses to date in 2003. At September 30, 2003, the Company had generated net operating loss carryforwards for tax reporting purposes of approximately $35 million recording $12 million of deferred tax assets of which the Company has recorded a valuation allowance against the deferred tax asset generated from the net operating loss carryforwards of approximately $12 million. This resulted in no deferred tax assets from net operating loss carryforwards based upon management's estimate of future taxable income.

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

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

     Revenue.   Revenue  decreased  by $1.6 million, or 26.6%, from $5.9 million in the third quarter of 2002 to $4.3 million in the third quarter of 2003, reflecting a decrease in all divisions. Product sales decreased from $0.3 million in 2002 to $0.2 million in 2003. Revenue from the Americas Division decreased by 48.2% from $1.4 million to $0.7 million; revenue from the EMEA Division decreased 19.9% from $3.7 million to $2.9 million; and revenue from the Asia Pacific Division decreased by 18.4% from $0.8 million to $0.7 million. The Company ended the third quarter with 180 total employees, down from 241 employees at the end of the same period of the prior year. Billable employees total 144 at September 30, 2003 compared to 186 at September 30, 2002. Revenue for the third quarter of 2003 was 10% less than revenue in the second quarter of 2003.

     Gross profit. Gross profit decreased by $1.0 million, or 38.6%, from $2.5 million in the third quarter of 2002 to $1.5 million in the third quarter of 2003 and decreased as a percent of revenue from 42.1% in the third quarter of 2002 to 35.1% in the third quarter of 2003. The decrease in the gross profit margin percentage is primarily attributable to decreased staff utilization.

     Selling and marketing expense. Selling and marketing expense for the third quarter of 2002 was $0.6 million and for 2003 was $0.4 million reflecting 12 sales and marketing personnel in 2003 and 22 sales and marketing personnel in 2002.

     Development expense. Development expense decreased $7,000, or 17.5%, from $40,000 in the third quarter of 2002 to $33,000 in the third quarter of 2003. Development expense includes two persons responsible for the creation of tools and methodology used by consultants at client projects.

     General and administrative expense. General and administrative expense decreased by $0.8 million, or 39.2%, from $2.0 million in the third quarter of 2002 to $1.2 million in the third quarter of 2003 The reduction in general and administrative expense was largely due to compensation, facilities, professional fees and depreciation. Facilities costs were reduced approximately $0.3 million due to reduced reserves for terminated leases in the third quarter of 2003 compared to a charge of $0.3 million in the third quarter of 2002.

     Operating loss. Operating loss was unchanged at $0.2 million in the third quarter of 2002 and 2003. The operating loss decreased $0.9 million compared to the operating loss in the second quarter of 2003 due to an increase in gross profit and a decline in expenses.

     Provision for income taxes. The Company did not record an income tax benefit in the third quarter of 2003 related to operating losses based upon management's estimate of future taxable income, against the deferred tax asset generated from the net operating loss carryforwards. At September 30, 2002 the Company recorded a valuation allowance against previously recorded tax losses resulting in a tax charge for the quarter of $3.2 million.

     At September 30, 2003 the Company had $12.0 million of net deferred tax assets primarily consisting of net operating loss carryforwards. The benefit from utilization of net operating loss carryforwards could be subject to limitations if significant ownership changes occur in the Company. The Company's ability to realize the entire benefit of its deferred tax asset requires that the Company achieve certain future earnings levels prior to the expiration of its net operating loss carryforwards. The Company has recorded a $12.0 million valuation allowance against deferred tax assets resulting in a net carrying value of zero.

     Net loss. The Company's net loss decreased by $3.3 million from a $3.5 million loss in the third quarter of 2002 to a net loss of $0.2 million in the third quarter of 2003 largely due to the decision to record an additional valuation allowance against deferred tax assets in 2002. Loss per share decreased from a loss of $0.41 in the third quarter of 2002 to a loss per share of $0.02 in the third quarter of 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

     Revenue. Revenue decreased by $4.2 million, or 23.2%, from $18.2 million for the nine months ended September 30, 2002 to $14.0 million for the nine months ended September 30, 2003, reflecting decreases in EMEA and Asia divisions and a small increase in America. Product sales decreased from $1.1 million in 2002 to $0.7 million in 2003. Revenue from the Americas Division increased by 1.4% from $3.2 million to $3.3 million; revenue from the EMEA Division decreased by 31.6% from $11.1 million to $7.6 million; and revenue from the Asia Pacific Division decreased by 19.5% from $3.9 million to $3.1 million. The Company ended the nine months with 180 total employees, down from 241 employees at the end of the same period of the prior year. Billable headcount has decreased to 144 at September 30, 2003 compared to 186 at September 30, 2002.

     Gross profit. Gross profit decreased by $3.2 million, or 42.4%, from $7.6 million for the nine months ended September 30, 2002 to $4.4 million for the nine months ended September 30, 2003 and decreased as a percent of revenue from 41.8% in 2002 to 31.4% in 2003. The decrease in the gross profit margin percentage is primarily attributable to decreases in staff utilization.

     Selling and marketing expense. Selling and marketing expense decreased $0.2 million or 8.3%, from $1.8 million for the nine months ended September 30, 2002 to $1.6 million for the same period of 2003. Sales and marketing personnel total 12 at September 30, 2003 compared to 22 at September 2002.

     Development expense. Development expense decreased $26,000, or 21.5%, from $121,000 for the nine months ended September 30, 2002 to $95,000 for the same period of 2003. Two people are involved in development in both 2002 and 2003.

     General and administrative expense. General and administrative expense decreased by $1.7 million, or 25.9%, from $6.5 million for the nine months ended September 30, 2002 to $4.8 million for the same period in 2003. The decrease in expense is due primarily to a reduction in personnel, facilities and depreciation. General and administrative personnel total 22 at the end of nine months ended September 30, 2003 compared to 30 at the end of the same period of 2002. Depreciation expense included in general and administrative costs decreased from $1.4 million in the nine months ended September 30, 2002 to $0.9 million for the same period of 2003. The third quarter of 2002 included a $0.2 million increase for a change in estimated life. Expenses for the first three quarters of 2003 include an $0.4 million credit for reduction of lease reserves compared to a charge of $0.5 million for lease terminations in first three quarters of 2002.

     Operating loss. Operating loss increased by $1.3 million from a loss of $0.8 million for the nine months ended September 30, 2002 to an operating loss of $2.1 million for the same period of 2003. The increased operating loss resulted from increased operating loss in the first two quarters of the year when revenue and margin declines exceeded expense reductions and explanations above.

     Provision for income taxes. The Company recorded a valuation allowance against previously recorded tax losses resulting in a tax charge year to date of $1.1 million for 2003 and $3.3 million for 2002.

     At September 30, 2003 the Company had $12.0 million of net deferred tax assets primarily consisting of net operating loss carryforwards. The benefit from utilization of net operating loss carryforwards could be subject to limitations if significant ownership changes occur in the Company. The Company's ability to realize the entire benefit of its deferred tax asset requires that the Company achieve certain future earnings levels prior to the expiration of its net operating loss carryforwards. The Company has recorded a $12.0 million valuation allowance against deferred tax assets resulting in a net carrying value of zero.

     Net loss. The Company's net loss decreased by $0.8 million from a $4.1 million loss for the nine months ended September 30, 2002 to a net loss of $3.3 million for the same period in 2003 reflecting an increased operating loss offset by a decrease in income tax expense. Loss per share decreased from a loss of $0.49 for the nine months ended September 30, 2002 to a loss per share of $0.40 for the same period of 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Since its inception, the Company has historically financed its operations and growth with cash flows from the sale of common stock, operations, short-term borrowings under revolving line of credit arrangements and receivables-based financing.

     The Company's cash and cash equivalents were $42,000 at September 30, 2003, compared to $576,000 at December 31, 2002. The Company's working capital deficit was $3.0 million at September 30, 2003 and $1.3 million at December 31, 2002.

     The Company's operating activities used cash of $1.0 million for the nine months ended September 30, 2003, compared to cash provided of $37,000 for the same period in 2002. The increase in cash used by operations resulted primarily from increased operating losses and reduced accrued expenses offset partially by a decrease in accounts receivable.

     Investing activities used $17,000 in cash for the nine months ended September 30, 2003, compared to $7,000 cash used for the first nine months in 2002 as the Company purchased office improvements and liquidated unneeded and older equipment. The Company anticipates the need to lease or acquire small amounts of computer equipment throughout 2003 and 2004.

     Financing activities provided cash of $0.5 million for the nine months ended September 30, 2003 using its line of credit compared to using $0.1 million cash to repay the line of credit during the nine months ended September 30, 2002.

     At September 30, 2003 the Company had borrowed $1.7 million, exceeding the credit facility by $32,000. The facility is secured by a mortgage deed against all assets of the European Division, guaranteed by the Company and its CEO. The line may not exceed 133% of eligible European receivables. At November 11, 2003 the Company had borrowed $1,643,574 against the credit facility and had $1,420,701 in collateralized receivables. The line expires on February 25, 2004 unless renewed.

     The Company has an agreement with a bank, which provides for financing of eligible U.S. accounts receivable under a purchase and sale agreement. The maximum funds available under the agreement is $0.5 million. The agreement allows for the bank to request repurchase of an account receivable under certain conditions. The bank has never requested repurchase of a U.S. account receivable. At September 30, 2003, the Company has sold $0.1 million eligible accounts receivable pursuant to this agreement.

     The Company has a note payable for insurance financing with $0.1 million outstanding at September 30, 2003. Payments required under the note total $27,000 per month.

     Significant losses were incurred for fiscal years 1999 through 2002. The Company incurred significant losses in the first three quarters of 2003. The Company has reduced both facilities costs and staff. The Company is discussing possible merger opportunities and equity transactions. Continued losses and the uncertainty of the Company's ability to obtain additional capital raise substantial doubt about the Company's ability to continue as a going concern.

     To the extent a merger is not completed, the cash generated from the line of credit, possible equity transactions, receivables-based financing and continued operations are insufficient to meet the Company's current working capital needs, the Company will have to raise additional capital. No assurance can be given that additional funding will be available or, if available, will be on terms acceptable to the Company. Uncertainty regarding the amount and timing of any proceeds from the Company's plans to obtain additional capital raises substantial doubt about the Company's ability to continue as a going concern. The Company's independent auditors have advised Management that absent any significant improvements in the Company's financial position, their opinion on the financial statements for the year ended December 31, 2003 will include an explanatory paragraph discussing this going concern uncertainty. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company from time to time holds short-term investments which consist of variable rate municipal debt instruments. The Company uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in market interest rates may have on the fair value of the Company's investments. At September 30, 2003, the Company did not hold any short-term investments.

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

                            DA CONSULTING GROUP, INC.

                            PART II-OTHER INFORMATION

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     (a) At September 30, 2003 the Company had borrowed $32,000 in excess of its European credit facility. At November 11, 2003 the Company had borrowed $1,643,574 against the credit facility and had $1,420,701 in collateralized receivables. The maximum that could be borrowed at November 11, 2003 was $1,889,533. The credit facility expires on February 25, 2004 unless renewed.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
     (a)  The  following  exhibits  are  included  in  this  form  10-Q:

          31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Virginia
          L.  Pierpont,  President  and  Chief  Executive  Officer

          31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Virginia
          L.  Pierpont,  President  and  Chief  Executive  Officer

          32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Virginia
          L.  Pierpont,  President  and  Chief  Executive  Officer

          32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Dennis
          C.  Fairchild,  Chief  Financial  Officer

     (b)  Reports  on  Form  8-K

          None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DA  CONSULTING  GROUP,  INC.
                                (Registrant)

Dated:  November 14, 2003       By:          /s/ Virginia L. Pierpont
                                   ---------------------------------------------
                                               Virginia L. Pierpont
                                      President  and  Chief  Executive  Officer


Dated:  November 14, 2003       By:           /s/ Dennis C. Fairchild
                                   ---------------------------------------------
                                                Dennis C. Fairchild
                                       Chief Financial Officer, Secretary and
                                         Treasurer (Principal Financial and
                                                Accounting  Officer)