Form 10-Q/A
period 2003-09-30
DA CONSULTING GROUP INC
filed 2003-11-13
CIK 1051209

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ________________________

                                   FORM 10-Q/A
(Mark  One)

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

          31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Dennis
          C.  Fairchild,  Chief  Financial  Officer

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